Form 10-K
period 1996-12-31
EQUIVEST FINANCE INC
filed 1997-09-08
CIK 820917

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                      OR
             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _______________ to__________


                        Commission File Number: 0-18201
                            EQUIVEST FINANCE, INC.
            (Exact name of Registrant as specified in its charter)
Florida                                                       59-2346270
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)


2 Clinton Square, Syracuse, New York                                  13202
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code:  (315) 422-9088

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock. $.05 par value.
  Series One Class A 12 1/2 % Cumulative Convertible Preferred Stock (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes     No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Company's revenues for the most recent fiscal year were $14,263,359.

The aggregate market value of the approximate 2,360,000 shares of Common Stock of the Company outstanding as of August 29, 1997 held by non-affiliates of the Company was approximately $9,440,000, calculated on the basis of the closing price of such stock on that date. The total number of shares outstanding of the Company's Common Stock, as of August 31, 1997, was 9,484,847.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                  FORM 10-KSB
                         YEAR ENDED DECEMBER 31, 1996

                                     INDEX
             PART I                                                    PAGE

             Item 1.     Business                                         3
             Item 2.     Properties                                      14
             Item 3.     Legal Proceedings                               14
             Item 4.     Submission of Matters to a Vote                 14
                         of Security Holders
             PART II

             Item 5.     Market for Registrant's Common                  15
                         Equity and Related Stockholder
                         Matters
             Item 6.     Management's Discussion and                     16
                         Analysis of Financial Condition
                         and Results of Operations
             Item 7.     Financial Statements                            19
             Item 8.     Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure
             PART III


             Item   9.   Directors, Executive Officers,                  21
                         Promoters & Control Persons;
                         Compliance with Section
                           16(a) of the Exchange Act
             Item 10.    Executive Compensation                          22
             Item 11.    Security Ownership of Certain                   28
                         Beneficial Owners and Management
             Item 12.    Certain Relationships and Related               29
                         Transactions
             PART IV


             Item 13.    Exhibits, List Reports on Form                  30
                         8-K

                                    PART I

ITEM 1.  BUSINESS

Introduction

         General. Equivest Finance, Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Resort Funding, Inc. ("Resort Funding") provides financing to resort developers through the purchase of their vacation ownership interests ("VOIs" or "timeshare intervals") and through the direct financing of resort properties to be developed and sold to consumers pursuant to timeshare interval programs. The Company's commitments on any single project for purchase of consumer receivables typically range from $1 million to $20 million and commitments on any single project to a developer for acquisition and development financing typically range from $200,000 to $10 million.

         Prior to acquiring Resort Funding (formerly known as "Bennett Funding International, Ltd."), the Company was an insurance premium finance company licensed under the laws of the State of Florida. In 1995 the Company discontinued operations as an insurance premium finance company. Since February, 1996, all of the Company's business has been conducted through Resort Funding.

         Bankruptcy of Affiliated Companies and Related Litigation. Effective February 16, 1996, the Company entered into the Agreement and Plan of Exchange, dated as of February 16, 1996 (the "Exchange Agreement"), among the Company, The Bennett Funding Group, Inc. ("BFG") and Resort Funding, pursuant to which the Company acquired all of the common stock of Resort Funding from BFG in exchange for the issuance to BFG of 10,000 shares of the Company's Series 2 Preferred Stock and 3,000 shares of the Company's Convertible Preferred Stock. As a result of the Exchange Agreement and certain prior investments, BFG and an affiliate acquired beneficial ownership of approximately 86% of the Company's voting shares.

         On March 29, 1996, subsequent to the closing of the transactions contemplated by the Exchange Agreement, BFG, along with its affiliate
Bennett Management & Development Corp. ("BMDC"), also a principal stockholder of the Company, filed voluntary petitions (the "Petitions") for reorganization (Case Nos. 96-61376 and 96-61379, respectively) under Chapter 11 of the
United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").

         On April 18, 1996, the U.S. Department of Justice appointed, and the Bankruptcy Court approved, the Hon. Richard C. Breeden as trustee in bankruptcy (the "Trustee") for BFG and BMDC, as well as for certain other related debtors. Mr. Breeden was subsequently appointed Trustee of Aloha Capital Corporation ("ACC"), The Processing Center ("TPC") and certain other affiliates of BFG. Mr. Breeden served as Chairman of the United States Securities and Exchange Commission (the "SEC") from 1989 to 1993, following several years' service in the White House and as a lawyer in private practice. Mr. Breeden was the chairman of the world-wide financial services industry group of the accounting firm of Coopers & Lybrand from 1993 to September 1996, when he resigned to establish Richard C. Breeden & Co., a firm specializing in aiding troubled companies and consulting on global capital markets.

         The Petitions were filed after (i) the SEC filed a civil complaint (the "Civil Complaint") in the United States District Court for the Southern District of New York (the "Court") against BFG, BMDC, certain of their affiliates and Patrick R. Bennett, the former Chief Financial Officer of BFG (Case No. 96 Civ. 2237 (JES)) and (ii) the United States Attorney for the Southern District of New York filed a criminal complaint (the "Criminal Complaint") in the Court against Patrick Bennett alleging perjury and criminal violations of the anti-fraud provisions of the federal securities laws. The Civil Complaint alleges numerous violations of the anti-fraud provisions of the federal securities laws, based in part on allegations of sales of fictitious equipment leases, fraudulent misrepresentations to investors in private placements of debt securities and misappropriation of corporate assets. In June 1996 the Trustee filed an adversary proceeding seeking more than $1 billion in damages from, among others, prior controlling stockholders of BFG and its affiliates and certain of their business associates, the previous auditing firm and others.

         On June 26, 1997, a federal grand jury issued a 43-count indictment against Patrick Bennett, his brother Michael, and two associates on charges ranging from conspiracy to obstruction of justice. The defendants were arraigned on July 3, 1997, and were released after posting personal recognizance bonds.

         Notwithstanding the allegations of fraudulent financial dealings at BFG and BMDC, the Trustee has advised the Company that he has concluded, based on his investigations to date, that the operations of Resort Funding were not involved in the fraudulent activities detailed in the complaints described above and in the Trustee's adversary proceeding. Moreover, the Trustee has advised the Company that he has determined not to challenge the transactions effected pursuant to the Exchange Agreement.

         Loan Program. One of Resort Funding's two primary products is the financing of consumer timeshare receivables, while the second is making acquisition and development loans to fund construction of timeshare resorts. The consumer notes are originated by the timeshare developers with interest rates generally ranging from 10-18% and amortization periods from 36-120
months (typically, 84 months).   Resort Funding will usually purchase the
consumer notes at a negotiated price from the developer. Alternatively, Resort Funding may lend against the consumer notes at a negotiated rate with the developer. These "hypothecation" loans have an average period of 84 months, but cannot exceed 120 months. Consumer loans are usually over-collateralized, and they are typically structured by Resort Funding with full recourse to the developer.

         Resort Funding's ability to acquire timeshare receivables and make receivable loans is not only reliant upon offering attractive receivable-financing products, but has become increasingly dependent on its ability to provide a flexible acquisition and development program to the project developer. Acquisition and development lending is provided to developers to acquire, construct and renovate resort properties. Resort Funding provides acquisition and development loans that are primarily floating rate loans with a minimum floor rate of interest, and maturities ranging from 3 to 5 years. Such loans generally require the developer to amortize the loan with a release fee for every timeshare interval sold applied to the outstanding principal balance. In addition, these loans may include a fixed amortization period if certain sales volumes are not achieved. Acquisition and development loans by Resort Funding are typically over-collateralized and are often coupled with personal or corporate guarantees from the developer.

         In addition, Resort Funding provides pre-construction funding which provides developers funds to support pre-construction sales while construction is taking place. These funds are usually required by developers because most states, in an effort to protect the consumer, require that all money collected from the consumer (pursuant to the sale of the timeshare interval) be placed in escrow until the certificate of occupancy for the resort is issued. The term of these pre-construction loans vary in length from 6 to 18 months and typically provide for a loan of up to 50% of each timeshare interval sale, with the timeshare contract and cash receipts used as collateral. The 50% advance allows the developer to fund its sales and marketing costs. Once the certificate of occupancy is issued, a reconciliation takes place at which time all of the approved consumer contracts are either purchased or hypothecated and the proceeds, along with the cash receipts, are used to pay off the interim loan.

         At December 31, 1996, Resort Funding had agreements for resort development financing with 18 developers covering 19 timeshare resort complexes. Resort Funding's consumer contract lending results from timeshare interval purchases at resorts owned by these developers, as well as a limited number of other resort developments not financed by Resort Funding. At December 31, 1996, Resort Funding was committed to lend approximately $12.7 million in funds for resort construction or renovation. Resort Funding has also agreed to purchase timeshare interval contracts from 31 resorts, subject to satisfactory underwriting approval of each individual consumer.

Risk Factors

         Bankruptcy of Affiliated Companies; Relationship to Bankruptcy. BFG and BMDC, both affiliates of the Company, have filed Petitions in the Bankruptcy Court. The Trustee has to date been successful in staying numerous civil actions against various defendants, including the Company and Resort Funding, raising allegations that the defendants were involved in the alleged wrongdoings of BFG and BMDC and its principals. In addition, notwithstanding the allegations of fraudulent financial dealings at BFG and BMDC, the Trustee has advised the Company that he has concluded, based on his investigations to date, that the operations of the Company and Resort Funding did not involve the fraudulent activities detailed in the Civil Complaint, the Criminal Complaint, and the Trustee's adversary proceeding. However, there can be no assurance that the Trustee's continuing investigations of BFG and BMDC will not yield different conclusions which could affect the Company. In certain instances, assets belonging to Resort Funding may have been recorded in the name(s) of certain affiliated companies which have since filed Petitions, while the economic substance of the transactions has been recorded by Resort Funding. Restoring title of such assets to Resort
Funding will require approval of the Bankruptcy Court, which approval cannot be assured.

         The Company utilizes certain of its affiliates, including BMDC and BFG, for certain of its administrative requirements. At December 31, 1996, the Trustee beneficially controlled approximately 86% of the Company's outstanding shares of voting stock, after giving effect to conversion of the preferred stock. In addition, Resort Funding owes BFG approximately $23.8 million pursuant to certain intercompany notes. On March 5, 1997, the Trustee received Bankruptcy Court approval for an amendment to and restatement of the intercompany notes. Under the amended and restated note terms, the principal amount of the notes cannot be called until after January 15, 1998 upon ninety days written notice to Resort Funding, unless the loans are in default. It is likely that further modification of such notes will be necessary. Any such modification would require approval of both the Trustee and the Bankruptcy Court. There is no assurance that the Trustee will receive such Bankruptcy Court approval. The Trustee's primary responsibility is to maximize assets for the benefit of the creditors of the bankrupt estates.

         Absence of a Public Market for the Common Stock and Preferred Stock. There is no existing established market for the Common Stock of the Company since the Company was delisted from the National Association of Securities Dealers Automated Quotation System ("NASDAQ Stock Market") in February, 1996. Accordingly, there has been no active trading market in the Common Stock.
The Company hopes to qualify for reinstatement in the future for the NASDAQ Stock Market or listing on another securities exchange; however, no assurance can be given that the Company will qualify for such reinstatement or listing.

         Additional Financing Requirements. Resort Funding's business is capital intensive. Resort Funding's primary source of funding for new originations is a $50 million purchase pledge facility with Holland Limited Securitization Inc. ("HLS"), a multi-seller commercial paper issuer sponsored by ING (U.S.) Capital Markets, Inc. ("ING") which expires in May 2000. At December 31, 1996, $5,861,636 was available under the facility and $44,138,364 was the balance of funds used under the facility. The pledge facility is over-collateralized by approximately $10,000,000. ING continues to provide new funds to Resort Funding pursuant to the facility, although certain defaults under the facility may have occurred. ING has taken Resort Funding out of its securitization program and increased the interest rate on the facility by approximately 3%. ING has advised Resort Funding that due to the bankruptcy of BFG, its mandate from its parent company is to wind down and ultimately terminate its lending relationship with Resort Funding. Resort Funding's future success depends, in part, on its ability to locate and obtain additional financing on competitive terms. To the extent that such additional financing is not available, Resort Funding's ability to make new loans and to meet its financing commitments will be impaired.

         Impact of Real Estate Economic Cycles and Lack of Product. The risks associated with the Company's business become more acute in an economic slowdown. Such an environment is generally characterized by decreased demand for vacation real estate and declining real estate values in many areas of the country. Delinquencies, foreclosures, and loan losses generally increase during economic slowdowns or recessions and any such future slowdowns could adversely affect future operations of the Company. Moreover, there can be no assurance that the timeshare interval industry will not decrease even in a stable economic environment, whether in response to sales practice abuses, oversupply, undersupply or other factors. Failure to generate new timeshare intervals would adversely affect the Company's results. In addition, the ready availability of financing for new timeshare projects through IPOs and generous terms offered by numerous lenders could result in overbuilding and an oversupply of intervals in the market. This could lead to declining values for timeshare assets as has occurred in other real estate overexpansions.

         Prepayments. A significant portion of the Company's revenues has been comprised of interest earned over the term of the contract on the VOIs purchased. If prepayments are made, as may happen due to future changes in interest rates or other factors, a decrease in earnings will result.

         Dependence on Senior Management. The Company's success depends upon the continued contributions of Resort Funding's small senior management team and the Trustee. The loss of services of certain of Resort Funding's executive officers or the Trustee could have a material adverse effect upon the Company's business.

         Regulation. The operations of the Company are subject to extensive regulation by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions including, among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosure to customers, and setting collection, repossession and claims-handling procedures and other trade practices. Although the Company believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to sell loans, further limit or restrict the amount of interest and other charges earned under loans purchased by the Company, or otherwise adversely affect the business or prospects of the Company.

         Environmental Liabilities. In the course of its business, the Company may acquire in the future properties securing loans it has arranged that are in default. There is a risk that hazardous substances or waste could be discovered on such properties after foreclosure by the Company. In such event, the Company might be required to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties or that the Company would have adequate remedies against the prior owner or other responsible parties, or that the Company would not find it difficult or impossible to sell the affected properties either prior to or following any such removal.

         Withdrawal of Audited Financials. On March 29, 1996, Mahoney Cohen Rashba & Pokart, PC ("Mahoney Cohen") sent a letter to BFG resigning as BFG's auditor and withdrawing its reports on all financial statements of BFG and its related entities, including Resort Funding. In the letter, Mahoney Cohen stated that such financial statements were based on, among other things, information supplied by Patrick Bennett and, in light of the allegations that Mr. Bennett had provided Mahoney Cohen with false and misleading information relating to BFG and BMDC, Mahoney Cohen claimed it had no choice but to withdraw its reports on such financial statements. Mahoney Cohen is among the defendants of the Trustee's adversary proceeding as a result of their audits of BFG. The Company subsequently hired the accounting firm of Firley, Moran, Freer & Eassa, P.C. ("FMFE") to serve as its independent auditor, and FMFE has issued its opinion of the financial statements for the years ended December 31, 1996 and December 31, 1995, which are included herein.

         Unpaid Preferred Stock Dividends. As of December 31, 1996 the Company had cumulative undeclared and unpaid dividends on its preferred stock of $527,052. No Common Stock dividends can be paid until all preferred stock dividends are paid. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

         Collection and Delinquency Rules Associated with VOI Loans. Resort Funding's collection of payments due under the VOI loans is subject to certain risks associated with VOI ownership. Although individual owners are generally obligated to make payments under their notes irrespective of any defect in, damage to, or change in conditions of the vacation resort (such as erosion, construction on adjacent or nearby properties, or environmental problems) or any breach of contract by the property owners' association to provide certain services to the VOI borrowers (including any such breach resulting from a destruction of the resort or the bankruptcy of the resort developer), or of any other loss of benefits of ownership of their unit (including cessation of the ability of the borrowers to exchange their timeshare intervals in the resort for timeshare intervals in other unaffiliated resorts), any such material defect, damage, change, breach of contract, bankruptcy or loss of benefits is likely to result in a delay in payment or default by a substantial number of the borrowers whose VOIs are affected. In many cases the relatively small unpaid principal amount of individual VOI notes may make normal judicial collection procedures uneconomical. In addition, the bankruptcy of a resort developer would most likely preclude such developer from honoring chargeback commitments. See "Acquisition and Development Loan Portfolio."

         Competition. The financing of VOI loans is highly competitive and many of Resort Funding's competitors have significantly greater financial resources. Resort Funding targets mature resorts with completed amenities and established property owners associations, as well as new property construction with established developers. There can be no assurance that Resort Funding's strategies will be effective.

         Substantial Leverage. Resort Funding is highly leveraged. At December 31, 1996, Resort Funding had notes payable obligations of $106.7 million, and equity capital of approximately $4 million. As stated above, approximately $23.8 million of these notes are owed to BFG. Resort Funding's high degree of leverage could (i) make it more vulnerable to changes in general economic conditions or downturns in industry conditions than its competitors; (ii) restrict Resort Funding's ability to take advantage of certain business opportunities since a substantial portion of Resort Funding's cash flow will be committed to the payments of interest and principal on its indebtedness; and (iii) restrict Resort Funding's ability to obtain additional financing in the future.

         Mismatch of Interest Rates. Loans to consumers for timeshare purchases are at fixed interest rates and Resort Funding borrows at a floating interest rate. Because Resort Funding does not utilize interest rate hedges at this time, this mismatch, in an increasing interest rate environment, could adversely affect Resort Funding's performance.

         Concentration of Acquisition and Development Loans. There is substantial concentration of Resort Funding's acquisition and development loan portfolio in a small number of borrowers. A default by any of these developers could materially affect Resort Funding's performance. See "Acquisition and Development Loan Portfolio".

VOI Loans

         Underwriting. Resort Funding has established loan underwriting criteria and procedures designed to minimize credit losses on its portfolio. The loan underwriting process includes reviewing each borrower's credit application (which includes employment and salary information, banking information and current debts), reviewing each borrower's credit history through one of the major credit bureau agencies, calculating debt-to-income ratios for affordability, and a telephone verification to each borrower confirming the terms and conditions of the contract in addition to confirming the correct billing address. The primary focus of Resort Funding's underwriting is to assess the likelihood that the borrower will repay the loan as agreed. However, because of the relatively small size of developers funded by Resort Funding, unique aspects of particular projects, or other factors, Resort Funding can and does depart from its normal loan underwriting criteria on a case-by-case basis.

         Collections and Delinquencies. Resort Funding believes that its low annual delinquency rate of approximately 3% (after chargebacks of such delinquent contracts to developers as described below) for the VOI portfolio is attributable to the application of its credit underwriting criteria, collection efforts as soon as a borrower is 10-15 days delinquent, personal and corporate guarantees, and Resort Funding's holdback on every loan. There can be no assurance that this favorable experience will continue.

         In July 1997, a resort developer customer of Resort Funding in Las Vegas, Nevada filed for bankruptcy court protection. To date, Resort Funding has purchased approximately $2.5 million of VOI loans from the now bankrupt developer. Although to date the performance of these VOI loans is consistent with the balance of Resort Funding's portfolio, there can be no assurance that the bankrupt developer will be able to replace or repurchase contracts that become delinquent, due to its financial condition. If the developer is unable to repurchase or replace the delinquent contracts, Resort Funding may experience material losses related to this portfolio. In addition, Resort Funding has outstanding acquisition and development loans to this developer of approximately $6 million.

         Collection efforts are managed on a daily basis and, unless dictated otherwise, consist of telephone contact and dunning notices. Collection services usually begin when an account is 10 days delinquent. At that time, Resort Funding attempts to contact the borrower and determine the reason for the delinquency and to attempt to bring the account current. Resort Funding also generates and mails weekly delinquency reports to developers. This is done in an effort to make the developer aware of any delinquent accounts and to encourage the developer to assist with certain delinquent accounts. If the status of the account continues to deteriorate, an analysis of the delinquency is reviewed by Resort Funding's collection manager to determine the appropriate action. Generally, when a loan becomes 90 days delinquent in accordance with its original terms and it is determined the amounts are uncollectible from the borrower, the loan is charged back to the developer.

         Regulations and practices regarding the liabilities of the borrower in default vary greatly from state to state. To the extent permitted by applicable law, Resort Funding collects late charges and returned check fees and records these items as additional revenue.

         Loan Servicing. Resort Funding's VOI portfolio, as required by ING, is serviced jointly by an unaffiliated third party (the "Servicer") and Resort Funding. The Servicer issues coupon books to customers on an annual basis and collects payments from approximately 11,000 VOI borrowers. Resort Funding is charged a fee for the setup of each VOI borrower with the Servicer, as well as a fee per-VOI-borrower for each coupon book. Resort Funding provides collection, including contacting delinquent borrowers by telephone and mail, for the approximately 11,000 VOI borrowers that remit payment to the Servicer. Resort Funding also services approximately 5,400 VOI borrowers on a complete basis, utilizing its own facilities and personnel and those of TPC. This complete service includes monthly invoice generation to customers, collection of payments and collection procedures if required.

         Characteristics of the VOI Portfolio. The following table sets forth the characteristics of the VOI portfolio of Resort Funding as of December 31, 1996:

                                 Principal            Percentage of                                  Percentage of
Principal Balance                  Amount            Principal Amount        Number of Loans        Number of Loans
- ------------------------   --------------------   --------------------   ---------------------   --------------------

Less than $4,000                $ 9,934,000                15.3%                  4,344                    34.0%
$4,000 - $5,999                  20,172,000                31.0                   4,035                    31.6
$6,000 - $7,999                  19,344,000                29.8                   2,802                    21.9
$8,000 - $9,999                   9,829,000                15.1                   1,107                    8.7
More than $10,000                 5,740,000                 8.8                     483                    3.8
Total                           $65,019,000               100.0%                 12,771                  100.0 %


At December 31, 1996, the weighted average interest rate of the VOI loans included in Resort Funding's portfolio was 13.83% and the weighted average remaining maturity was approximately 66 months. The following table sets forth as of December 31, 1996 the distribution of interest rates payable on the VOI loans:


                                                                                        Principal               Percentage of
Interest Rate                                                                            Amount                Principal Amount
- ----------------------------------------------------------------------------    -----------------------   -----------------------

Less than 10.0%                                                                                 7,000                   0.1%
10.0% - 11.9%                                                                               3,252,000                   5.0%
12.0% - 13.9%                                                                              30,005,000                  46.1%
14.0% - 15.9%                                                                              30,668,000                  47.2%
16.0% - 11.9%                                                                               1,087,000                   1.6%
Total                                                                                      65,019,000                 100.0%

At December 31, 1996, Resort Funding's VOI borrowers resided in all 50 states, the District of Columbia and 6 territories and foreign countries.

Acquisition and Development Loan Portfolio

         General. Resort Funding also provides acquisition and development loans to resort developers. At December 31, 1996, Resort Funding's outstanding receivables for acquisition and development loans totaled $31.4 million. Resort Funding has an underwriting process for acquisition and development loans which includes site inspection and a review of the following: developer's experience and financial condition, market suitability for timeshare development, resort sales and marketing program (including market competition and sales team experience), and the development budget. The final approval for the acquisition and development loan is made by the corporate credit committee which is comprised of Resort Funding's senior management.

         Characteristics of Acquisition and Development Loan Portfolio.

                                                             Percentage of
# of Resorts     Principal Balance      Principal Amount   Principal Amount
- -----------   ---------------------    ----------------   ----------------
7                   <$1 million           $ 2,600,000              8.3%
4                   1-2 million             5,100,000             16.2
4                   2-3 million             9,900,000             31.5
1                   3-4 million             3,400,000             10.8
2                   > 5 million            10,400,000             33.2
                       Total              $31,400,000            100.0%

         Interest rates on acquisition and development loans generally range from 12-14%.

         As previously noted, in July 1997 a Las Vegas, Nevada developer and customer of Resort Funding filed for bankruptcy court protection. As of July 31, 1997, the developer had outstanding indebtedness on its acquisition and development loans of approximately $6 million, which is secured by first and third mortgages on the property. This amount owed includes principal, accrued interest, and certain other fees relating to such loans. Though the appraised value of this property is substantially in excess of the debt owed to Resort Funding, there can be no assurance that the bankruptcy will not affect the amount owed to Resort Funding. A loss by Resort Funding on this loan could have a material impact on Resort Funding's financial statements, and the Company.

         As of July 31, 1997, a resort property located in Hilton Head, South Carolina was approximately three months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. As of July 31, 1997, Resort Funding was owed approximately $140,000.00 by the developer in overdue payments. There can be no assurance that the resort will bring its obligation current in the future. The balance owed to Resort Funding under such acquisition and development loan as of July 31, 1997 was approximately $3.4 million. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

Regulation

         The industry is subject to extensive regulation by the federal government and the states and foreign jurisdictions in which the resort properties are located and in which vacation packages and VOIs are marketed and sold. At the federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which Resort Funding is or may be subject to appears in the Securities Act of 1933, the Truth in Lending Act, the Equal Opportunity Credit Act and the Interstate Land Sales Full Disclosure Act. In addition, many states have adopted specific laws and regulations with respect to the sale of vacation packages and interval ownership programs.

         Resort Funding is a member of the American Resort Developers Association (the "ARDA"), the principal trade association representing the segment of the leisure industry that deals with ownership of resort and vacation products. Membership in ARDA entitles Resort Funding to various benefits and services, including advertising in ARDA publications and exhibiting at trade shows. ARDA has adopted a Code of Standards and Ethics, which sets forth standards of conduct and ethics to which Resort Funding is subject.

Competition

         The financing of resort developers through the purchase of VOIs and the direct financing of developers' acquisition and development of resort properties is highly competitive, with competition occurring primarily on the basis of term and interest rates of the loans, and customer service. Competitors in the financing business include commercial financial institutions, major lodging, hospitality and entertainment companies and finance companies, most of which have significantly greater resources than the Company. There can be no assurance that Resort Funding will not face increased competition from competitors currently in the business or from new entities entering the business.

         Resort Funding believes that it competes principally on the basis of
(i) superior industry knowledge and experience; (ii) providing timely and complete customer service; (iii) providing acquisition and development loans;
(iv) attracting borrowers whose needs are not met by traditional financial institutions and (v) providing developers with complete consumer receivable servicing.

Employees

         As of December 31, 1996, Resort Funding had 23 full-time and 9 part-time employees. Resort Funding's employees are not covered by a collective bargaining agreement. Resort Funding considers its relations with its employees to be good.

Item 2.  Properties

                 The Company's offices are located at 2 Clinton Square, Syracuse, New York 13202. The Company leases approximately 10,500 square feet of office space from an affiliated entity at a cost of $13,309 per month. The lease payments are adjusted annually to reflect increases in real estate taxes and operating expenses.

Item 3.  Legal Proceedings

         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes there is no merit to any such claims against the Company. In addition, the Company has been named as a defendant in certain civil actions related to the Petition. See "Business-Risk Factors". The outcome of this litigation and its impact on the Company is not presently determinable.

         In January 1996, Joseph Mooney, former Senior Executive Vice President and Director of the Company, filed a lawsuit in the Circuit Court of Broward County, Florida against the Company, Murray Bacal (the former Chairman of the Board of the Company), and another defendant alleging, among other things, that the Company breached its obligations to him under a termination agreement and a prior letter of intent that Mr. Mooney claims would have permitted him to acquire certain assets of the Company. Mr. Mooney alleged that the Company tortuously interfered with certain of his business opportunities he had. Mr. Mooney sought from the Company certain declaratory and equitable relief, damages in excess of $1,050,000, prejudgment interest, court costs, reasonable attorneys fees and such other relief as the court may deem appropriate. In December 1996, Mr. Mooney moved for summary judgment on certain limited aspects of his claims. On February 4, 1997, the court granted partial summary judgment to Mr. Mooney with respect to his claim that the termination agreement had been breached. The court ruled that Mr. Mooney was entitled to damages in the amount of $33,472.50, together with interest in the amount of $4,069.78, with respect to the breach. The Company has determined not to appeal this judgment since the amount awarded is covered by insurance. The Company believes that it has meritorious defenses to the remaining allegations in the complaint and intends to defend the matter vigorously. In addition, the Company filed certain counterclaims against Mr. Mooney alleging that Mr. Mooney had wrongfully retained certain Company property and had wrongfully interfered with the Company's conduct of its business, all in violation of the terms of the termination agreement. The counterclaims further allege that Mr. Mooney knowingly and feloniously obtained, or converted to his own use and benefit, at least $250,000 of the Company's money. The counterclaims seek compensatory damages, treble damages, pre- and post-judgment interest, costs, attorney's fees and such further relief as the court deems appropriate. Mr. Mooney has answered, denying liability on the Company's counterclaims. The Company intends to vigorously pursue its counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders
         None.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

         On June 25, 1991, each of the Company's Common Stock commenced trading on the NASDAQ Stock Market as a small-capitalization issue. In March 1996 the Company's stock was delisted from the NASDAQ Stock Market and presently trades on the over-the-counter market. The high and low bids of the Company's Common Stock are shown for the calendar periods indicated:

                                 COMMON STOCK

Quarter             High Bid          Low Bid
- -------             ---------         --------

1997 1st               3-1/4             0-771/2
1997 2nd               2-7/8             1-5/8

1996 1st(1)            5-3/8             4
1996 2nd(1)            n/a               n/a
1996 3rd(1)            1-1/16            0-11/16
1996 4th               0-3/4             0-5/16

1995 1st               3-3/4             1-7/16
1995 2nd               5-3/8             2
1995 3rd               6-7/8             3-5/8
1995 4th               6                 3-3/4

                 Such quotations reflected inter-dealer price, without retail mark-up, mark-down or commission, and did not necessarily represent an actual transaction.
                 ___________
                 (1) From February 7, 1996 to July 14, 1996, there were no reported trades in the Company's Common Stock. During this period, the Company's largest stockholders, BFG and BMDC, filed for bankruptcy protection. Trading of the Company's Common Stock resumed on July 15, 1996 with a high bid of 1 1/16 a low bid of 1 1/16, and a close of 1 1/16. There were 3,000 shares traded on that day. The high and low bids shown above relate only to periods in which any actual trading occured.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         During 1995, the Company discontinued its operations as an insurance premium financing company. Since the Company existed primarily as a holding company during 1996, it incurred administrative and corporate expenses of $483,000, including costs relating to the Exchange Agreement and corporate insurance costs. Therefore, the following presentation and discussion relates to Resort Funding and its operations.

                            SELECTED FINANCIAL DATA
                             Resort Funding, Inc.

                                                                                       Year Ended                 Year Ended
                                                                                        12/31/96                   12/31/95
                                                                                -----------------------   -----------------------
Revenues:
    Interest                                                                    $12,998,000               $11,022,000
    Gain on Sales of Contracts                                                  422,000                   1,403,000
    Other Income                                                                843,000                   770,000
             Total Revenue                                                      14,263,000                13,195,000

Costs and Expenses:
    Provision for doubtful receivables                                            179,000                   794,000
    Debt related costs including amortization of financing costs                  904,000                   848,000
    Interest                                                                    8,270,000                 5,982,000
    Selling, General and Administrative                                         2,738,000                 3,449,000
             Total Costs and Expenses                                          12,091,000                11,073,000
Income Before Provision for Taxes                                               2,172,000                 2,122,000
Provision for Income taxes
    Current                                                                       815,000                 1,133,000
    Deferred                                                                     (166,000)
                                                                                 (538,000)
Total Provision for Income Taxes                                                  649,000                  595,000
Net Income                                                                      $1,523,000                $1,527,000


Resort Funding Comparison of Year Ended December 31, 1996 to December 31,
1995

         Revenues increased 8.1% to $14,263,000 for the year ended December 31, 1996, from $13,195,000 for the year ended December 31, 1995, as a result of a 17.9% increase in interest revenue to $12,998,000 in 1996 from $11,022,000 in 1995. Interest on consumer contracts increased by 1.5% in 1996 to $8,285,000 from $8,161,000, and interest on acquisition and development loans increased 54.4% in 1996 to $4,256,000 from $2,756,000 in 1995 because of the increase in outstanding loans.

         Interest revenue was partially offset by a decrease of 69.9% to $422,000 in 1996 from $1,403,000 in 1995 on gains on the sale of consumer contracts. This decrease was the result of a prohibition on sales of loans after March 31, 1996 imposed by ING, Resort Funding's primary lender.

         Other income increased by 9.5% in 1996 to $843,000 from $770,000 in 1995, primarily as the result of an increase in contract-related fees and a one-time special origination fee in 1996 partially offset by a decrease in origination fees and service income.

         Interest expense increased 38.2% in 1996 to $8,270,000 from $5,982,000 in 1995 due to the increase in the interest rate on the ING facility, as well as the higher balances outstanding caused by ING's prohibition on the sales of loans. Aggregate interest paid to ING increased 260.0% to $2,535,000 from $704,000. Interest expense on other bank notes increased in 1996 by 364.1% to $3,411,000 from $735,000 in 1995, due to an increase in the borrowing levels. Intercompany interest expense in 1996 decreased by 48.8% to $2,051,000 from $4,004,000 in 1995, due primarily to the repayment of intercompany debt as the ING facility was drawn down in early 1995.

         Selling, General and Administrative costs decreased 20.6% in 1996 to $2,738,000 from $3,449,000 in 1995, primarily as a result of decreased application, recording and processing fees paid to an affiliate of the Company. Securitization facility fees decreased by 70.0% as a result of the discontinuation of the ING conduit facility, and payroll-related expenses decreased by 17.7% as a result of termination by the Trustee of the prior practice of allocating certain parent and affiliate compensation expenses to the Company. These reductions were partially offset by an increase in outside services of 242.6% in 1996 to $483,000 from $141,000 in 1995.

         The provision for doubtful receivables decreased 77.5% in 1996 to $179,000 from $794,000 in 1995, due to a slowdown in the rate of net portfolio growth, under Resort Funding's policy of providing an allowance for doubtful receivables based upon past loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions.

         Debt-related costs, including amortization of financing costs, increased 6.6% in 1996 to $904,000 from $848,000 in 1995 due to an increase in fees mainly attributable to a 3% arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate"). The 3% arrangement fee relates to settlements between the Estate and certain of its bank creditors whereby certain banks made a new term loan to Resort Funding at favorable 1/2% to 4% interest rates. Resort Funding is obligated to pay the arrangement fee of 3% per annum to the Estate based on the unpaid principal balance of the new term loan. The increase in fees was partially offset by a decrease in fees associated with the ING credit facility.

         Resort Funding's provision for income taxes included in the selected financial data increased 9.1% in 1996 to $649,000 from $595,000 in 1995. The consolidated provision for income taxes included in the Company's financial statements decreased 95.1% in 1996 to $29,000 from $595,000 in 1995. The reduction is attributable to the use of the Company's net operating loss carryforwards to offset taxable income arising after February 16, 1996 which shelters the Company's book income from federal taxes. The current portion of the provision relates to currently-payable state income taxes.

Liquidity and Capital Resources

         Resort Funding's primary source of financing for new originations is a $50 million purchase pledge facility with ING which expires in May 2000.
At December 31, 1996, $5,861,636 was available under the facility and $44,138,364 was the balance of funds used under the facility. ING continues to provide funds to Resort Funding pursuant to the facility, although certain defaults under the facility may have occurred. The ING debt is collateralized by security agreements on the pledged receivables and by assignments of payments due on the collateral. Additionally, the facility agreements contain both specific and general covenants including maintenance of specified collateralization, default rates with respect to pledged receivables, and tangible overall net worth requirements. Since April 10, 1996 interest on borrowings has been at ING's prime rate plus 2%.

         In September 1996, the Trustee submitted a motion on behalf of BFG and ACC (collectively, the "Debtors") pursuant to Federal Rule of Bankruptcy Procedure 9019 for approval of the compromise and settlement of the claim(s) of certain lenders (the "Banks") to BFG and ACC arising out of the lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the Bankruptcy Court, required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"). Additional such settlements have been entered into from time to time with a total amount through August 31, 1997, of approximately $22,000,000. At December 31, 1996, Resort Funding had received $14,395,521 from the Banks in Settlement Loans, on which interest is payable in monthly installments through 2003. Resort Funding is obligated to pay an arrangement fee of 3% per annum to the Trustee based on the unpaid principal balance of the Settlement Loans. As of December 31, 1996, a portion of the proceeds of the Settlement Loans, $12,482,296, had been on-loaned to the Trustee to purchase the Banks' loans to BFG and ACC under the terms of the settlements. Resort Funding's loan to the Trustee bears interest at 10% per annum and is non-recourse to the Trustee and the Estate. At December 31, 1996, the Trustee had repaid $5,044,328 of the on-loan. The Trustee pledged certain lease payment collateral to Resort Funding to secure the loans from Resort Funding.

         In December 1996, Resort Funding received approval of a bond exchange agreement with its public bondholders. The outstanding bond principal balance and accrued and unpaid interest of $3.5 million were exchanged for unsecured promissory notes which bear interest at 8% per annum payable monthly. The promissory notes mature on December 1, 1998. Resort Funding is current on its obligations under the new notes.

         On March 5, 1997, the Trustee received Bankruptcy Court approval for an amendment to and restatement of certain demand loans in the amount of $23.8 million between Resort Funding and BFG. Under the amended and restated note terms, the principal amount of the notes is not due until a demand therefor is made upon 90 days written notice to Resort Funding. Unless the loans are in default no such demand for payment may be made prior to January 15, 1998. Depending on the type of default, the notes and accrued interest would be payable either upon written notice or without notice. It is likely that further modification of such notes will be necessary in connection with future financings. Any such modification would require approval of both the Trustee and the Bankruptcy Court.

         In July 1991, the Company issued 575,000 shares of Series 1 Class A 12 1/2% Cumulative Convertible Preferred Stock, par value $3.00 (the "Cumulative Convertible Preferred Stock"). As of August 31, 1997, all but

9,915 shares of the Cumulative Convertible Preferred Stock had been converted into the Company's Common Stock. The holder of the Cumulative Convertible Preferred Stock is entitled to receive, when and if declared by the Board of Directors of the Company, $.375 per share per annum payable on March 31, June 30, September 30 and December 31 of each year. The holders of the Cumulative Convertible Preferred Stock are entitled to elect two directors if the Company shall fail to pay dividends for four or more consecutive quarterly dividend periods. The Company has failed to pay dividends on the Cumulative Convertible Preferred Stock since December 31, 1995. Dividends on the Company's Common Stock cannot be paid until such Cumulative Convertible Preferred Stock dividends are paid in full.

         The Company issued 10,000 shares of Series 2 Preferred Stock, par value $3.00 (the "Series 2 Preferred Stock"), and 3,000 shares of Convertible Preferred Stock (the "Convertible Preferred Stock") to BFG in exchange for all of the stock of Resort Funding. The Series 2 Preferred Stock dividends are cumulative and payable quarterly when declared by the Company at the rate of $60.00 per annum per share. At December 31, 1996, the cumulative undeclared and unpaid dividends amounted to $523,333. Dividends on the Company's Common Stock cannot be paid until such Convertible Preferred Stock Dividends are paid in full. The holder of the Series 2 Preferred Stock is entitled to the number of votes which equals 20% of the total number of votes of the Company, after taking into account Common Stock and Convertible Preferred Stock. The Company may at its option any time after the February 16, 2002, redeem the Series 2 Preferred Stock in whole or part at the $10,000,000 liquidation value plus accrued and unpaid dividends.

         The Convertible Preferred Stock dividends are cumulative and payable quarterly when declared by the Company at the rate of $60.00 per annum per share effective after February 16, 1997. Dividends on the Company's Common Stock cannot be paid until the dividends on the Convertible Preferred Stock are paid in full. At June 30, 1997, the cumulative undeclared and unpaid dividends amounted to $66,500. Each share of Convertible Preferred Stock is mandatorily convertible into 2,500 shares of the Company's Common Stock as soon as the Company has a sufficient number of authorized and unissued shares reserved to permit the conversion. The holder of the Convertible Preferred Stock is entitled to the number of votes which is equal to the number of shares of Common Stock into which the Convertible Preferred Stock is convertible. In the event of voluntary or involuntary liquidation by the Company, the holder of the Convertible Preferred Stock is entitled to a $1,000 per share liquidation value and all accrued and unpaid dividends, whether or not dividends were declared by the Board of Directors.

Item 7.  Financial Statements

         The information required by Item 7 appears in Annex A to this report, which follows the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 On March 29, 1996, Mahoney Cohen sent a letter to BFG resigning as BFG's auditor and withdrawing its reports on all financial statements of BFG and its related entities, including Resort Funding. In the letter, Mahoney Cohen stated that such financial statements were based on, among other things, information supplied by Patrick Bennett and, in light of the allegations in the

         Civil Complaint, including allegations that Mr. Bennett had provided Mahoney Cohen with false and materially misleading information relating to BFG and BMDC, Mahoney Cohen claimed it had no choice but to withdraw its reports on such financial statements. Although there were no allegations in the Civil Complaint that Mr. Bennett had provided false or materially misleading information regarding Resort Funding to Mahoney Cohen in connection with its reports on Resort Funding's financial statements, Mahoney Cohen nevertheless subsequently confirmed that its letter of resignation and withdrawal covered reports on financial statements of Resort Funding as well. Prior to such resignation and withdrawal of reports, Resort Funding had no disagreements with Mahoney Cohen as to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, and Mahoney Cohen's reports on its financial statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                 On April 5, 1996, the Company received a letter from Puritz
         & Weintraub, the Company's independent accountants, stating that such firm was resigning as the Company's auditor effective as of the date of such letter. The opinions of Puritz & Weintraub with respect to the financial statements of the Company for the periods ended August 31, 1994 and 1995 and December 31, 1995 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, nor has there been any disagreement as to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure during the Company's two most recent fiscal years or any subsequent interim period.

                 In October 1996, the Company engaged FMFE to audit the financial statements for the periods ended December 31, 1996 and 1995. The financial statements included in Annex A include FMFE's unqualified audit opinion for these periods.

                                   PART III

Item 9. Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the Exchange Act.

There are currently no executive officers of the Company. The Director of the Company and the Executive Officers of Resort Funding are as follows:

   Name                                Age          Principal Occupation
- -------------------------------   -----------    --------------------------
Thomas J. Hamel                         39       President and Chief
Director of Equivest Finance,                    Operating Officer of Resort
Inc.                                             Funding, Inc.
Gerald L. Klaben, Jr.                   33       Chief Financial Officer and
Executive Vice-President of                      Chief Financial Officer
Resort Funding, Inc.
Lisa M. Henson                          33       Vice-President of Resort
Vice-President                                   Funding, Inc.
Eric C. Cotton                          33       Secretary and General
Secretary of Resort Funding,                     Counsel
Inc.

There are currently 4 vacancies on the Board of Directors, which the Trustee has indicated he will nominate candidates to fill.

         Thomas J. Hamel is a director of the Company and has been President and Chief Operating Officer of Resort Funding since November 1996. From 1992 through October 1996, Mr. Hamel served as Executive Vice-President of Resort Funding and was responsible for business development.

         Gerald L. Klaben Jr. has been Executive Vice President and Chief Financial Officer of Resort Funding since July 1996. From November 1989 through July 1996, he served as a financial officer of The Pyramid Companies, one of the largest developers of shopping malls in the Northeastern United States.

         Lisa M. Henson has been Vice President of Resort Funding since July 1996. From June 1995 through July 1996, she served as Treasurer of Resort Funding. From 1991 through June, 1996, she served as Assistant Treasurer of Resort Funding.

         Eric C. Cotton has been General Counsel of Resort Funding since June 1997. From July 1990 through June 1997, he served as Assistant General Counsel of The Pyramid Companies, one of the largest developers of shopping malls in the Northeastern United States.

         The Company does not have an audit, nominating or compensation committee. During the twelve months ended December 31, 1996, the Company's Board of Directors met one time.

         All directors of the Company will hold office until the next annual stockholders' meeting and until the election and qualification of their successors. Officers hold their respective positions until their successors are duly qualified or they resign or are removed by the Board of Directors.

         Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished by the Company.

         Based solely on its review of the copies of such forms received by it with respect to the year ended December 31, 1996, the Company believes that all filing requirements applicable to its directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with by such persons.

Item 10.  Executive Compensation

         On December 21, 1995 the Company changed its fiscal year-end from August 31 to December 31. No compensation was paid by the Company for the four months ended December 31, 1995 or, except as set forth herein, during the fiscal year ended December 31, 1996 to any executive of the Company. The table below provides information concerning compensation paid by the Company for the fiscal years ended August 31, 1995, 1994 and 1993 to each executive officer of the Company. Mr. Hamel's total cash compensation in 1995, consisting of salary and commissions, was $244,000. Mr. Hamel's cash compensation in 1996 was $212,000.

                          SUMMARY COMPENSATION TABLE

                                                                                                Long-term Compensation
                               Annual Compensation                                Awards Payouts
                                                                                      (f)
    (a)                                                                 (e)        Restricted                                (i)
   Name &                                                          Other Annual      Stock         (g)          (h)       All other
 Principal       (b)              (c)                  (d)         Compensation      Awards     Number of       LTIP       Compen-
  Position      Year          Compensation            bonus             (2)                      Options      Payouts      sation
Murray
Bacal           1995            $141,750             $      0             (4)             0            0         $0          $0
Chairman,
CEO             1994            $405,500             $      0             (4)           (3)            0         $0          $0
(1), (4),
(5)             1993            $285,333             $      0             (4)             0            0         $0          $0
Joseph
Mooney          1995            $148,749             $ 10,000        $ 14,500             0            0         $0          $0
Senior
Exec., V.P.     1994            $ 98,554             $ 15,000        $  6,000        12,500       12,500         $0          $0
(6), (7)        1993            $ 86,540             $      0        $  6,000             0            0         $0          $0
James
Rothman         1995            $                           0        $      0             0            0         $0          $0
Executive
V.P.            1994            $110,665             $  5,000        $  6,000             0            0         $0          $0
(8)             1993            $ 73,154             $      0        $  6,000             0       20,000         $0          $0


(1) Includes consulting fees pursuant to a contract with MBS Investments, Inc. (see description below)

(2) Does not include reimbursements for out-of-pocket expenses incurred on behalf of the Company or amounts charged to a loan account.

(3) On June 11, 1993, Atlantic Investment Partners purchased 5,000,000 shares of the Company's Common Stock for $2,000,000. Atlantic was a general partnership formed under the laws of the State of New York. The partners of Atlantic were Queensgate Holdings, Ltd. ("Queensgate") and BMDC. Mr. Bacal had indirectly owned 245,833 shares of the Company's common stock by virtue of his 20% ownership of Queensgate. During fiscal 1994, Queensgate sold its interest in the Company to BMDC.

(4)      See description below under "Employment/Consulting Agreements."

(5)      Mr.  Bacal resigned in May 1995.

(6)      Mr. Mooney resigned in May 1995.

(7)      Mr. Mooney exercised his option to purchase 1,000 shares in May 1995.

(8)      Mr. Rothman resigned in July 1994.

Total salaries for the three executives listed in fiscal 1995, 1994 and 1993 were $314,999, $614,219, and $445,027 respectively.

         Except as set forth above with respect to Mr. Hamel, and except for payments to Mr. Klaben of $58,385 in 1996 pursuant to his employment agreement with Resort Funding described below, no compensation was paid to any executive officer of Resort Funding between May 1995 and December 31, 1996.

         Resort Funding formed a Profit Sharing and 401(k) pension plan (the "Plan") for its employees on January 1, 1997. The Plan qualifies under Internal Revenue Code section 401(a) and the eligibility and contribution requirements are not more favorable for highly compensated employees than for other employees. Employees are allowed to contribute from 1% to 15% of their annual compensation. The Plan provides that on an annual basis, Resort Funding may provide matching contributions based upon the employee contributions and is also able to make a voluntary profit sharing contribution on behalf of each employee which will be allocated based upon the employee's compensation. For 1997, Resort Funding will provide matching funds for the first 4% contributed by each employee.

Employment and Consulting Agreements

         Resort Funding entered into an employment agreement with Thomas Hamel on May 29, 1997 pursuant to which he is serving as Resort Funding's President and Chief Operating Officer for a three-year term and thereafter for successive one-year renewal terms unless either party elects not to renew the agreement, pursuant to the terms set forth therein. The agreement provides for an annual base salary of $220,000 during the first year, increased annually at the discretion of the Board of Directors of Resort Funding (but not less than the percentage increase in the urban consumer price index).
The agreement also provides for a bonus of $80,000 in 1997, and a bonus each year thereafter based on performance measures agreed to by the parties (but not less than $80,000). The Trustee is a party to the agreement solely for the purpose of agreeing (i) to recommend to the Board of Directors of the Company the issuance of stock options ("Options") to Mr. Hamel covering 300,000 shares of Common Stock of the Company (the "Option Shares"); (ii) to take related actions intended to facilitate issuance of the Option Shares;
and (iii) to seek the opinion of the Board of Directors of Resort Funding as to the level and nature of stock incentives that should be provided to Mr. Hamel thereafter (for the years after 1997, the agreement provides that Mr. Hamel's total compensation should include an incentive component). The agreement provides that the Options (i) shall have an exercise price of $1.00 per share; (ii) shall expire on the fifth anniversary of the date of grant;
(iii) shall vest as to 150,000 Option Shares 18 months following the date of the agreement and, as to the remaining 150,000 Option Shares, on the third anniversary of the agreement (provided Mr. Hamel is employed by Resort
Funding on each such date); and (iv) shall expire 60 days after Mr. Hamel's employment terminates (if Mr. Hamel's employment terminates after the vesting of such Options but before the exercise thereof). Mr. Hamel will be released from his obligations under the agreement if the issuance of such Options is not approved by the Board of Directors of Resort Funding within 90 days after their initial meeting following reconstitution of such Board with at least two duly elected members other than Mr. Hamel. In addition, the agreement provides Mr. Hamel with employee benefits on the same terms as those available to senior executive officers of Resort Funding. Resort Funding has also agreed to provide at least $600,000 of life insurance for Mr. Hamel.

Under the agreement, Resort Funding may terminate Mr. Hamel's employment at any time for any reason, and Mr. Hamel may terminate his employment for any reason at any time upon 90 days prior written notice. If, prior to the agreement termination date then in effect, Mr. Hamel resigns for "Good Reason" (as defined in the agreement) arising following a "Change of Control" (as defined in the agreement), or is terminated by Resort Funding for any reason other than for "Cause" (as defined in the agreement), then Mr. Hamel (provided he executes a release) will be entitled to receive a cash severance amount equal to 100% of the remaining then-current base salary and bonus due through such agreement termination date (or due for the year of termination, if the termination or resignation occurs subsequent to the third anniversary of the agreement), plus the immediate vesting of all outstanding Options. "Change of Control" is defined in the agreement so as to include the filing by Resort Funding of a case under the Bankruptcy Code (other than a pre-packaged bankruptcy filed on the motion of Mr. Breeden, in which it is proposed that the agreement be continued), provided a bankruptcy trustee is appointed for Resort Funding. In such event, prior to the filing of such case, Resort Funding agrees to confess judgment in Mr. Hamel's favor in an amount equal to the outstanding compensation then due under the agreement. Resort Funding also has agreed that if it should entertain a formal offer for the acquisition of a controlling stake of its voting shares or all or substantially all of its assets, then it will inform Mr. Hamel of such offer and invite him to submit a competing offer. Mr. Hamel has agreed to preserve the confidentiality of information regarding Resort Funding. Mr. Hamel has also agreed that, during the period commencing on the date of the agreement and ending on the date of the later of the third anniversary of the date of the agreement or the date his employment terminates (or one year following such later date if he terminates his employment without Good Reason following the second anniversary of the date of the agreement), he will not become employed by, consult with or otherwise become involved with any "Prohibited
Entity" (as defined in the agreement).   During such period, Mr. Hamel has
further agreed not to employ any employee, agent or representative of Resort Funding or its affiliates, or to seek to influence any such individual to terminate his or her relationship with such entity. Such non-compete and non-solicitation covenants will become void, however, if, prior to the third anniversary of the agreement, the Trustee ceases to be a member of the Board of Directors of Resort Funding other than by reason of his death, disability or voluntary resignation. In such event, Mr. Hamel may terminate his employment upon 90 days' notice, but will not be entitled to any severance payments. Resort Funding also has agreed to indemnify Mr. Hamel if he incurs any liabilities as a result of his affiliation with Resort Funding.

         Resort Funding entered into an employment agreement with Gerald Klaben on July 15, 1996 pursuant to which he is serving as Resort Funding's Executive Vice President and Chief Financial Officer for a three-year term and thereafter for successive one-year renewal terms unless either party elects not to renew the agreement at least 90 days prior to the end of the original term or any renewal term. The termination provisions of Mr. Klaben's contract are substantially similar to those contained in Mr. Hamel's employment agreement described above. The agreement, as amended in January, 1997, provides for an annual base salary of $150,000 during the first year, increased annually by the same percentage increase as the urban consumer price index. In addition, the agreement provides for a bonus of $50,000 in 1997 and permits the board of directors of Resort Funding to grant bonuses, incentive compensation and equity participation based on Mr. Klaben's performance, and to provide other benefits on the same terms as those available to senior executive officers of Resort Funding. The Trustee is a party to the agreement solely for the purpose of agreeing (i) to recommend to the Board of Directors of Resort Funding the issuance of stock options ("Options") to Mr. Klaben covering 75,000 shares of Common Stock of the Company (the "Option Shares"); (ii) to take related actions intended to facilitate issuance of the Option Shares; and (iii) to seek the opinion of the Board of Directors of Resort Funding as to the level and nature of stock incentives that should be provided to Mr. Klaben thereafter. The Options set forth in Mr. Klaben's contract, with the exception of number of shares, are substantially similar to those set forth in Mr. Hamel's employment agreement. Resort Funding has also agreed to provide at least $350,000 of life insurance for Mr. Klaben. Mr. Klaben has agreed to preserve the confidentiality of information regarding Resort Funding.

         On June 11, 1993, the Company entered into a consulting agreement with MBS Investments, Inc. ("MBS" or "Consultant"), a private company controlled by Murray Bacal, which was to expire on June 11, 2003. Pursuant to that agreement, MBS agreed to provide the services of Murray Bacal or such other person acceptable to the Company to serve as Chairman of the Board of Directors and Chief Executive Officer. The Consultant was to receive a consulting fee of $40,000 per month through May 11, 1999, and $50,000 thereafter. Compensation for consulting could be increased by incentive earnings based bonuses as approved by a majority of the Board of Directors not having such incentives. The Consultant also received life insurance in the amount of $2,000,000 on the life of Mr. Bacal payable to the Consultant's designee as beneficiary, as well as disability insurance in an amount to approximate his compensation. The Company was not obliged to pay more than $25,000 for such disability insurance. The Company also paid $750 per month to be applied by the Consultant to the costs of an automobile, and the Company reimbursed MBS for the cost of one secretary-assistant, not to exceed $25,000 per year. The Company agreed to use its best efforts to cause Mr. Bacal to be nominated for election to the Board of Directors each year during the term of the agreement. On April 21, 1994, the consulting agreement was terminated by mutual consent. On May 1, 1994, the Company agreed to pay MBS the sum of $15,000, per month plus $750 for auto expenses, on a month-to-month basis. The Company also agreed to reimburse MBS for the cost of one secretary-assistant, not to exceed $25,000 per year. Mr. Bacal resigned as Chairman of the Board of Directors and as a Director on May 31, 1995.

         Joseph Mooney resigned from the Company as Senior Executive Vice President and Director in May 1995 pursuant to a termination agreement effective May 19, 1995, the terms of which provided for Mr. Mooney to be retained on a consulting basis through November 19, 1995 at the rate of $2,500 per month. In addition, Mr. Mooney was to receive $75,000 in severance pay, plus certain other benefits totaling approximately $7,000 through May 31, 1996.

         On September 2, 1988, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan") which was ratified by stockholders on the same date. The Plan covers 100,000 shares of Common Stock and is intended to strengthen the Company's ability to attract and retain qualified personnel by affording such individuals an opportunity to hold a proprietary interest in the Company. The Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal
Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." The Plan also provides that no options may be granted after September 1, 1999.

       The Plan is administered by the Company's Board of Directors, which has the authority to determine the persons to whom options shall be granted, whether any particular option shall be an Incentive Option or a Non-Statutory Stock Option, the number of shares to be covered by each option, the time or times at which options will be granted or may be exercised and the other terms and provisions of the options, except that the Plan prohibits the exercise of an Incentive Stock Option unless the optionee has been continuously employed by the Company from the date of grant to the date of exercise. Accordingly, Incentive Stock Options are forfeited upon termination of the optionee's employment with the Company. The Plan also provides that (i) the exercise price of options granted thereunder shall not be less than 100% (or in the case of an Incentive Option, 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of such shares on the date of grant, as determined by the Board, and (ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Option, where the optionee owns 10% or more of the outstanding voting securities of the Company) after the date of grant. Any options which are canceled or not exercised within the option period may become available for future grants.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                 The following table sets forth information as of August 31, 1997 on the Company's voting securities with respect to the share ownership by beneficial owners of more than 5% of the outstanding amount of such stock. No director or executive officers of the Company own any voting securities.


Title of Class            Name and Address               Amount and Nature of
Percent of Class(2)       of Beneficial Owner(1)         Beneficial Ownership

Common Stock              Bennett Management &           7,121,285
74.4%(4)                  Development Corporation(3)
                          2 Clinton Square
                          Syracuse, NY 13202

Series 2 Preferred        The Bennett Funding Group,     10,000
Stock                     Inc.
100.0%                    2 Clinton Square
                          Syracuse, NY 13202

Convertible Preferred     The Bennett Funding Group,     3,000
Stock(6)                  Inc.
                          2 Clinton Square
                          Syracuse, NY 13202


(1) Except as otherwise noted below, each person has sole voting power and investment power with respect to the voting securities indicated as owned beneficially by such person.

(2) Except as otherwise noted below, all voting securities listed are owned both of record and beneficially.

(3)      Includes 5,000,000 shares of Common Stock outstanding as of April 11,
         1997 (without giving     effect to the possible issuance of shares
         upon conversion of the Convertible Preferred Stock).

(4) Based upon 9,434,280 shares of Common Stock outstanding as of April 11, 1997 (without giving effect to the possible issuance of shares upon conversion of the Convertible Preferred Stock).

(5) The Series 2 Preferred Stock is entitled to 20% of the total number of votes of the Company.

(6) Each share of Convertible Preferred Stock is immediately and mandatorily convertible into 2,500 shares of Common Stock on the date the Company first has a sufficient number of authorized and unissued shares of Common Stock to permit conversion.

Item 12.  Certain Relationships and Related Transactions

         Bankruptcy of Affiliated Companies. Effective February 16, 1996, the Company entered into the Exchange Agreement, among the Company, BFG, and Resort Funding, pursuant to which the Company acquired all of the common stock of Resort Funding from BFG in exchange for the issuance to BFG of 10,000 shares of the Series 2 Preferred Stock and 3,000 shares of the Convertible Preferred Stock.

                                    PART IV

Item 13. Exhibits, Listed Reports on Form 8-K

(a)  Index to Consolidated Financial Statements and Schedules

         1.  Financial Statements

                   The following financial statements of the Company are included in Annex A:


                                                                  Annex Page
                                                                  ---------
Report of Independent Certified Public Accountant's                    1
Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 1996 and December
31, 1995
Consolidated Statement of Operations for the years ended               4
December 31, 1996 and December 31, 1995
Consolidated Statement of Operations for the years ended               5
December 31, 1996 and December 31, 1995
Consolidated Statement of  Equity Accounts for the years ended        6-7
December 31, 1996 and December 31, 1995
Notes to Consolidated Financial Statements                           9-15


         2.  All Schedules have been omitted because they are not applicable
or the required information is shown                          in the financial
statements.

         3. Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

         4.  The following exhibits are filed as part of this report:

                 3.1 Certificate of Incorporation and Amendments thereto (incorporated by reference to Exhibits 3(a), 3(b) and 3(d) to Registration Statement on Form S-18, File No. 33-24855-A).

                 3.2  Certificate  of Amendment to Certificate of
Incorporation (incorporated by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended August 31, 1989).

                 3.3 Form of Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3(d) in the Registrant's Form S-1 Registration Statement, File No. 33-39758).

                 3.4 Statement establishing Series 2 Preferred Stock (incorporated by reference to Exhibit 2 contained in the Company's Form 8-K dated February 16, 1996).

                 3.5 Statement establishing Convertible Preferred Stock (incorporated by reference to Exhibit 2 contained in the Company's Form 8-K dated February 16, 1996).

                 3.6 By-laws, as amended to date (incorporated by reference to Exhibit 3(a) in the Company's Form S-18 Registration Statement, File No. 33-24855-A).

                 10.2 Form of Indenture (incorporated by reference to Exhibit 4(e) filed with the Registration Statement on Form S-18, File No. 33-24855-A).

                 11. Computation of earnings per share. See Notes to Consolidated Financial Statements.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.


                                                 EQUIVEST FINANCE, INC.

                                                 /s/ Thomas J. Hamel
                                                 ______________________________
                                                 By:  Thomas J. Hamel, Director

                                    ANNEX A


                   Audited Consolidated Financial Statements

                            EQUIVEST FINANCE, INC.
                               AND SUBSIDIARIES

                          December 31, 1996 and 1995

Audited Consolidated Financial Statements

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995











Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . .  1
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  2
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .  4
Consolidated Statements of Equity Accounts  . . . . . . . . . . . . . . . .  5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  7

                         INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Equivest Finance, Inc.
Syracuse, New York


We have audited the accompanying consolidated balance sheets of Equivest Finance, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, equity accounts, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equivest Finance, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Firley, Moran, Freer & Eassa, P.C.
Syracuse, New York
July 3, 1997

CONSOLIDATED BALANCE SHEETS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




                                                          December 31,
                                                -----------------------------
                                                     1996            1995
                                                --------------  -------------
ASSETS
  Cash                                          $  4,037,201      $ 1,302,934

  Receivables:
    Accounts receivable                            6,234,491        3,565,497
    Notes and advance receivable                  90,307,500       82,137,315
    Less allowance for doubtful receivables       (1,979,182)      (1,850,724)
                                                -------------     ------------
                                                  94,562,809       83,852,088
    Accounts receivable-related party                671,411              -0-
    Notes receivable-related party                 7,537,968          100,753
                                                -------------     ------------
                                                 102,772,188       83,952,841

  Deferred financing costs, less amortization
    of $922,702 in 1996 and $210,335 in 1995       3,859,554        1,585,794

  Cash--restricted                                 1,128,773          264,478

  Accrued interest receivable                        425,471          314,371

  Deferred taxes                                     824,536          658,536

  Other assets                                       156,084          521,904


                                                -------------     ------------

                                                $113,203,807      $88,600,858
                                                =============     ============

                                                          December 31,
                                                ------------------------------
                                                     1996             1995
                                                --------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and other liabilities:
    Accounts payable and cash overdraft         $     715,698     $ 3,719,859
    Accounts payable--related parties                 680,842       2,150,150
    Accrued expenses and other liabilities            994,788       1,785,728
                                                --------------    ------------
                                                    2,391,328       7,655,737

  Notes payable                                    82,942,196      51,273,313

  Notes payable--related party                     23,803,257      27,265,027
                                                --------------    ------------
                                                  109,136,781      86,194,077

SUBSEQUENT EVENTS AND CONTINGENCIES

12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
  $3 par value; 1,000,000 shares authorized,
  9,915 shares issued and outstanding                  29,745          29,745

PREFERRED AND COMMON STOCK AND OTHER CAPITAL
  Cumulative Redeemable Preferred Stock--Series 2
    Class A, $3 par value; 15,000 shares authorized,
    10,000 shares issued and outstanding               30,000          30,000
  Cumulative Convertible Preferred Stock--Series 2,
    $3 par value; 3,000 shares authorized, issued
    and outstanding                                     9,000           9,000
  Common Stock, $.05 par value; 10,000,000 shares
    authorized, 9,484,847 shares issued and
    outstanding                                       474,243         474,243
  Additional paid in capital                        6,330,956       6,330,956
  Retained earnings (deficit)                      (2,806,918)     (4,467,163)
                                                --------------    ------------
                                                    4,037,281       2,377,036
                                                --------------    ------------

                                                $ 113,203,807     $88,600,858
                                                ==============    ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                          December 31,
                                                ------------------------------
                                                    1996              1995
                                                ------------      ------------
REVENUE
  Interest                                      $12,997,682       $11,022,331
  Gains on sales of contracts                       422,328         1,402,733
  Other income                                      843,349           769,544
                                                ------------      ------------
                                                 14,263,359        13,194,608
COSTS AND EXPENSES
  Provision for doubtful receivables                178,543           794,322
  Interest                                        8,270,593         5,982,164
  Debt related costs including
    amortization of financing costs                 903,613           847,507
  Selling, general and administrative             3,221,365         3,449,267
                                                ------------      ------------
                                                 12,574,114        11,073,260
                                                ------------      ------------
      INCOME FROM CONTINUING OPERATIONS
      BEFORE PROVISION FOR INCOME TAXES          1,689,245          2,121,348
PROVISION FOR INCOME TAXES
  Current                                           195,000         1,132,992
  Deferred (credit)                               (166,000)          (537,602)
                                                ------------      ------------
                                                    29,000            595,390
                                                ------------      ------------
      INCOME FROM CONTINUING OPERATIONS          1,660,245          1,525,958

LOSS FROM OPERATIONS OF DISCONTINUED
  SEGMENT (less applicable income taxes
   of $-0-)                                           -0-          (2,186,065)
                                                ------------      ------------
                       NET INCOME (LOSS)        $ 1,660,245       $  (660,107)
                                                ============      ============

EARNINGS (LOSS) PER COMMON SHARE
  Primary earnings (loss) per Common Share:
    Earnings from continuing operations             $.11             $ .10
                                                    ====             =====

    Net earnings (loss)                             $.11             $(.13)
                                                    ====             ======
  Fully diluted earnings (loss) per Common Share:
    Earnings from continuing operations             $.06             $ .05
                                                    ====             =====

    Net earnings (loss)                             $.06             $(.07)
                                                    ====             ======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EQUITY ACCOUNTS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

Years ended December 31, 1996 and 1995



                                           Redeemable
                                           Preferred     Convertible                               Additional
                                            Stock--       Preferred                                   Paid            Retained
                                            Series 2       Stock--         Common       Stock          in             Earnings
                              Total         Class A        Series 2       Shares        Amount       Capital         (Deficit)
                          ------------   ------------  -------------   -----------    ---------  -------------  -----------------
Balances, December 31,
  1994                     $2,521,540      $    -0-      $    -0-       9,344,810     $467,241     $6,158,241        $(4,103,942)

Acquisition of Resort
  Funding, Inc.               304,680         30,000         9,000                                    (38,000)           303,680
                          ------------   ------------  -------------   -----------    ---------  -------------  -----------------
Restated balances,
  December 31, 1994         2,826,220         30,000         9,000      9,344,810      467,241      6,120,241         (3,800,262)

Stock options exercised         2,500                                       1,000           50          2,450

Conversions of Debentures
  to Common stock             162,050                                      90,230        4,462        157,588

Conversion of 12.5% Redeem-
  able Preferred Stock         53,167                                      48,807        2,490         50,677

Preferred stock dividends      (6,794)                                                                                    (6,794)

Net loss                     (660,107)                                                                                  (660,107)
                          ------------   ------------  -------------   -----------    ---------  -------------  -----------------
Balances, December 31,
  1995                      2,377,036         30,000         9,000      9,484,847      474,243      6,330,956         (4,467,163)

Net income                  1,660,245                                                                                  1,660,245
                          ------------   ------------  -------------   -----------    ---------  -------------  -----------------
Balances, December 31,
  1996                     $4,037,281        $30,000        $9,000      9,484,847     $474,243     $6,330,956        $(2,806,918)
                          ============   ============  =============   ===========    =========  =============  =================








See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                                                       December 31,
                                                                                               1996                   1995
                                                                                         ---------------        ---------------
CASH FLOWS (USED IN) FROM  OPERATING ACTIVITIES
  Net income from continuing operations                                                     $ 1,660,245            $ 1,525,958
  Net loss from discontinued segment                                                                -0-             (2,186,065)
  Adjustments to reconcile net income to net cash
    (used in) from operating activities:
      Depreciation and amortization                                                             733,903                439,137
      Provision for doubtful receivables                                                        178,543              1,396,496
      Provision for deferred taxes                                                             (166,000)              (537,602)
      Gains on sales of contracts                                                              (422,328)            (1,402,733)
      Changes in assets and liabilities:
        Increase in other assets                                                             (2,754,358)            (1,726,603)
        Increase in accounts receivable--
          related party                                                                        (671,411)                   -0-
        Increase in restricted cash                                                            (864,295)              (229,225)
        Decrease in accounts payable, cash
          overdraft and accrued expenses                                                     (3,815,884)             2,746,468
        Decrease in accounts payable-related parties                                         (1,469,308)             2,150,150
                                                                                         ---------------        ---------------
                                                     NET CASH (USED IN) PROVIDED
                                                       BY OPERATING ACTIVITIES               (7,590,893)             2,175,981
CASH FLOWS USED IN INVESTING ACTIVITIES
  Proceeds from sales of contracts                                                            6,966,882             18,568,111
  Sale of equipment                                                                              22,951                    -0-
  Increase in receivables, net                                                              (17,433,818)           (49,421,487)
                                                                                         ---------------        ---------------
                                                NET CASH USED IN INVESTING ACTIVITIES       (10,443,985)           (30,853,376)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on loans payable--related party                                                   (3,461,770)           (19,358,448)
  Proceeds from (payments of) notes payable                                                     280,156             (1,332,655)
  Proceeds from recourse notes payable                                                       26,096,575             32,868,261
  Payments on recourse notes payable                                                        (15,944,991)            (5,093,969)
  Proceeds from subordinated debt--related party                                                    -0-              5,000,000
  Proceeds from non-recourse notes payable                                                   36,785,065             24,689,900
  Payments on non-recourse notes payable                                                    (15,547,922)            (7,183,411)
  Loans to related party                                                                    (12,482,296)              (100,753)
  Payments on notes receivable--related party                                                 5,044,328                    -0-
                                                                                         ---------------        ---------------
                                              NET CASH PROVIDED BY FINANCING ACTIVITIES      20,769,145             29,488,925
                                                                                         ---------------        ---------------
                                                          INCREASE IN CASH                    2,734,267                811,530
Cash at beginning of year                                                                     1,302,934                491,404
                                                         CASH AT END OF YEAR               $  4,037,201            $ 1,302,934
                                                                                         ===============        ===============

SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                                                        $    124,682            $   290,526
  Interest paid                                                                            $  6,223,101            $ 4,581,982
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995



NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization: Equivest Finance, Inc. and subsidiaries (collectively, the "Company"), includes Equivest Capital Funding, Inc. (inactive) and Resort Funding, Inc. (formerly Bennett Funding International, Ltd.) and its subsidiary, BFICP Corporation.
Equivest Finance, Inc. ("Equivest") is a Florida licensed company which was in the business of financing auto insurance premiums primarily in Florida.
In mid-1995, Equivest discontinued operating as an insurance premium finance company and is now a holding company.
On February 16, 1996, Equivest entered into an Agreement and Plan of Exchange with The Bennett Funding Group, Inc. ("BFG"). In this transaction, Equivest acquired all of the capital stock of Resort Funding, Inc. ("Resort Funding") from BFG in exchange for $10,000,000 liquidation amount of Equivest Redeemable Preferred Stock and $3,000,000 liquidation amount of Equivest Convertible Preferred Stock. The Convertible Preferred Stock is convertible into 7,500,000 shares (approximately 44% of the outstanding shares after giving effect to the transaction) of Common Stock of Equivest. Another affiliated entity, Bennett Management and Development Corporation ("BMDC") also owns approximately 42% of the Common Stock of Equivest. Prior to the exchange transaction, BFG and BMDC owned approximately 75% of the Company's voting stock. Subsequently, they own approximately 86% of the Company's voting stock. Because of the relationships among the parties, the Company accounted for the transaction as if it were a pooling of interest. The accompanying consolidated financial statements for the years ended December 31, 1996 and 1995 include Resort Funding and subsidiary as if the transaction occurred on January 1, 1995.
Resort Funding and its subsidiary, BFICP Corporation, provide financing to domestic and foreign timeshare resort developers (the "Resorts"). Financing provided includes consumer lending for timeshare intervals and resort acquisition and development lending.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Equivest and its subsidiaries, Equivest Capital Funding, Inc. and Resort Funding, Inc. and its subsidiary, BFICP Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from the Company's estimates.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Allowance for Doubtful Receivables: Receivables have been reduced by an allowance for doubtful receivables. The allowance is an amount which management believes will be adequate to absorb possible losses on existing receivables. The evaluation considers past loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions. Receivables are charged against the allowance when management believes that collectibility is unlikely.

The Company follows Statement of Financial Accounting Standards No 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan". Under SFAS 114, the allowance for doubtful receivables for loans identified as impaired is specifically determined using the loan's projected discounted cash flow or its net collateral value.

Because of uncertainties in the estimation process, it is at least reasonably possible that management's estimate of loan losses inherent in the loan portfolio and the related allowance will change in the near term. That amount cannot be estimated.

Deferred Financing Costs: Deferred financing costs represent unamortized expenses associated with issuing certain debt and fees payable to the trustee resulting from bank settlement transactions (see Note G). Amortization of these costs is charged to operations on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method. The amortization of deferred financing costs amounted to $712,367 and $210,335 for 1996 and 1995, respectively.

Interest Income: The Company recognizes interest income on consumer financing contracts using the interest method over the term of the contract. It recognizes interest income on outstanding resort acquisition and development loans when earned, based upon the terms of the loan agreements. The accrual of interest on an impaired loan is discontinued when unpaid interest, together with the loan principal outstanding, exceeds the loan's projected cash flow or the loan's net collateral value.

Gains on Sales of Contracts: Gains on sales of contracts result from periodic sales of consumer receivables sold on a non-recourse basis. Gain is recorded to the extent that net proceeds exceed the net investment in the consumer receivables sold. Proceeds from the sales of consumer receivables aggregated $6,966,882 and $18,568,111 in 1996 and 1995, respectively.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income: Other income primarily represents fees which are recognized as income when the Company performs the related service. These services include billing services for developers, servicing of accounts receivable sold under its financing facility (discontinued after April 1996), and loan commitment, chargeback and collection fees charged to Resorts.

Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach to accounting for deferred income taxes. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings (Loss) Per Common Share: Primary earnings (loss) per common share is computed by dividing net income less the preferred stock dividend requirements by the weighted average number of common shares and, as appropriate, common stock equivalents outstanding for the period. Fully diluted earnings per common share assumes conversion of convertible preferred stock, elimination of the related preferred stock dividend requirements and the issuance of common stock for all other potentially dilutive equivalents outstanding.

Recently-Issued Accounting Standards: The Financial Accounting Standards Board has issued several new pronouncements which were not effective for 1996 and 1995. A brief description of those pronouncements which may affect the Company's accounting and disclosures follows:

     - "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") is effective for transfers of assets after December 31, 1996. Earlier application is not permitted. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Recently-Issued Accounting Standards--Continued:

     - "Earnings per Share" ("SFAS 128") supersedes APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted, but prior periods presented will be restated to conform to the new pronouncement. SFAS 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

          The Company has two outstanding preferred stock issues that are potential common stock under SFAS 128 because they are convertible into the Company's Common Stock. These issues must be separately evaluated to determine whether they are dilutive and whether certain adjustments to income and share amounts must be computed. Management has not completed its assessment of the effects that application of SFAS 128 will have on the per share information presented in the accompanying financial statements.


NOTE B--CONTINGENT LIABILITIES

On March 28, 1996, both BFG and BMDC were named in a series of suits filed by the Securities and Exchange Commission. On March 29, 1996, both entities filed for bankruptcy court protection under Chapter 11 of the U.S. Bankruptcy Code. Resort Funding has outstanding notes (see Note E) and accrued interest payable to BFG of $23,803,257 and $27,265,027 and accounts payable to its affiliates of $680,842 and $2,150,150 as of December 31, 1996 and 1995, respectively. Additionally, after the exchange described in Note A, BFG and BMDC own approximately 86% of the outstanding Common Stock of the Company, assuming full conversion of their holdings of Convertible Preferred Stock. Board level management of the Company is effectively under the control of an independent bankruptcy trustee ("Trustee") whose primary responsibility is to maximize assets for the benefit of the bankrupts' creditors. The ultimate impact of these events on the Company's business and operations is not presently determinable.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE B--CONTINGENT LIABILITIES--Continued

The Company has been named with BFG and its affiliates in two class-action type lawsuits brought in connection with investments made by the claimants through BFG or its other affiliates. The complaints have not yet been answered and it is too early to assess the likelihood of an unfavorable outcome. One action has been stayed by an order of the Bankruptcy Court and the other will likely be stayed.

The Company is a defendant in a legal action filed by a former officer and director of the Company against the Company and other parties containing numerous allegations. The Company believes that this legal action is lacking in merit and intends to vigorously defend the lawsuit.


NOTE C--CASH
The Company maintains accounts at several banks which customarily exceed the FDIC insured limit of $100,000.


NOTE D--ACCOUNTS AND NOTES RECEIVABLE
Accounts receivable consist of: (1) amounts due from timeshare interval owners for maintenance and service charges which the Company remits to the Resorts upon receipt, and (2) the principal amount of unpaid and delinquent timeshare interval contracts which are receivable from Resorts under the recourse provisions of applicable financing agreements. Receivables are stated at their unpaid principal balances. Amounts due Resorts for maintenance and service charges are included in accounts payable.

Notes and advance receivables include: (1) the unpaid balance from loans to Resorts for acquisition and development of resort properties, (2) the unpaid contract amounts receivable from timeshare interval owners less the unearned income and holdbacks on funds borrowed under those contracts, and (3) retained interests in receivables sold under securitization agreements. Interest rates on these receivables range from 12% to 18% per annum.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995

NOTE D--ACCOUNTS AND NOTES RECEIVABLE--Continued

The following are the components of notes and advance receivable as of December 31:

                                                                                      1996                           1995
                                                                                ----------------               ----------------
        Notes receivable--consumer contracts                                        $94,047,861                    $74,016,506
        Unearned interest income                                                    (27,846,532)                   (22,196,546)
        Holdbacks on consumer contracts                                             (12,385,961)                    (9,125,831)
                                                                                ----------------               ----------------
        Net consumer contract receivables                                            53,815,368                     42,694,129
        Notes and advance receivables--resorts                                       33,045,142                     35,133,257
        Retained interests in securitized receivables                                 3,446,990                      4,309,929
                                                                                ----------------               ----------------
                                                                                    $90,307,500                    $82,137,315
                                                                                ================               ================

Substantially all consumer contracts are with full recourse to the Resorts. Also, the Company's practice is to withhold approximately 15% of the purchase price of the consumer contracts until the contract receivable has been fully collected. The amount of funds withheld comprises holdbacks on consumer contracts.
Notes and advance receivables--resorts includes an advance to a resort of $2,743,119 which is due in 36 equal monthly payments, including interest at 12% per annum, provided there is sufficient cashflow from designated timeshare sales. The advance was made under a five-year agreement which provides for the Company to receive 50% of defined cash flow from a resort facility. Interest income is recognized as earned and additional cash flow, if any, will be recognized as income when received. The advance has been classified as a loan because it has been guaranteed by the corporate partners of the developer and the borrower's investment meets the requirements for loan classification versus an equity-type investment. In July 1997, the Company restructured the financing arrangement with the resort in connection with the financing of a new resort. The five-year agreement was canceled and the outstanding advance was converted to a promissory note which bears interest at 12% per annum. Principal is required to be paid in stipulated amounts, as timeshare intervals are sold. The note is collateralized by security interests in the unsold timeshare intervals at the date of the note and is also guaranteed by the corporate partners of the developer.
The Company has classified one resort loan as impaired under SFAS 114. The outstanding loan amounted to $5,315,117 at December 31, 1996 and the average outstanding amount during 1996 was $5,147,591. The Company has no allowance for loss related to this loan because it believes the market value of the collateral significantly exceeds its loan investment including unpaid interest. During 1996, the Company recorded interest income on this loan of $666,850 which is unpaid and included in the outstanding loan balance. The Company had no loans specifically valued under SFAS 114 at December 31, 1995.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE D--NOTES AND ADVANCE RECEIVABLES--Continued

Retained interests in securitized receivables represent the discounted amount of collections from securitized receivables over the amounts due to investors in the securitizations. Realization of the carrying value amount is based on the declines during the period in the present value of the projected collections using the same discount rate as was appropriate at the time of securitization.
Unearned interest income relates to consumer time share contracts and represents the unamortized interest to be recorded in income over the remaining loan terms.
The activity in the allowance for doubtful accounts for the years ended December 31, 1996 and 1995 follows:


                                                                                          1996                 1995
                                                                                    --------------       --------------
     Balance at beginning of year                                                      $1,850,724           $1,295,977
     Provision for doubtful receivables                                                   178,543            1,396,496
     Charge-offs and recoveries, net                                                      (50,085)            (841,749)
                                                                                    --------------       --------------
     Balance at end of year                                                             $1,979,182          $1,850,724
                                                                                    ==============       ==============


The Company's concentration of credit risk in its accounts and notes receivable is substantially mitigated by credit and evaluation procedures. The Company generally requires collateral and has set up reserves for potential credit losses which have been within management's expectations.
At December 31, 1996, the Company had agreements for resort development financing with 18 developers covering 19 timeshare resort complexes. The Company's consumer contract lending results from interval purchases at resorts owned by these developers and a limited number of other resort developments not financed by the Company. At December 31, 1996, the Company was committed to lend approximately $12.7 million in funds for resort construction or renovation. The Company has also agreed to purchase consumer timeshare interval contracts from 31 resorts, subject to satisfactory underwriting approval of each individual consumer.

Based on their maturity dates, the notes and advance receivables are due during the years ending December 31 as follows: 1997--$29,594,515; 1998--$19,147,350; 1999--$20,083,166; 2000--$14,482,999; and
2001--$6,999,470.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE E--RELATED-PARTY TRANSACTIONS

Accounts Receivable: Accounts receivable--related parties of $671,411 at December 31, 1996 represents non-interest- bearing advances made to affiliated entities prior to their bankruptcy (see Note B). In 1997, the bankruptcy court ruled that the bankrupt entities would be consolidated for claims settlement purposes. As a result, these receivables will be realized by offset against accounts and notes payable to related party.

Notes Receivable: Notes receivable--related party is comprised of $100,000 ($100,753 at December 31, 1995) due from an affiliated entity (BMDC) which bears interest at 8.75%; and $7,437,968 due from the bankruptcy trustee ("Trustee") in connection with the financing described in Note G. The notes due from the Trustee bear interest at 10% and are collateralized by third-party leases. In the event of default, the Company can apply any unpaid amounts to its notes payable to these related parties.

Notes Payable: Notes payable--related party includes an unsecured demand note of $18,803,257 and a subordinated demand note of $5,000,000 payable to BFG with interest at 10 1/2% per annum ($22,265,027 and $5,000,000, respectively, at December 31, 1995). On March 5, 1997, the Trustee received bankruptcy court approval for an amendment and restatement of the demand notes due BFG. Under terms of the amended and restated notes, the holder may not demand repayment until after January 16, 1998 unless the notes are in default. The holder is also required to give 90 days written notice to the Company. Depending on the type of default, the notes and accrued interest would be either payable upon written notice or payable without notice. BFG subordinated $5,000,000 of its loan to the Company in connection with the financing facility described in Note G. Under the financing agreements, the subordinated debt is currently required for the purpose of meeting stipulated minimum net worth amounts. Interest expense incurred on the related party debt amounted to $2,050,773 for the year ended December 31, 1996 and $4,004,211 for the year ended December 31, 1995.

Other: BFG provides office facilities to the Company under a lease which expires March 31, 2002. The lease provides for annual rental plus escalation for the Company's percentage share of increases in real estate taxes and certain operating and maintenance expenses. The minimum future annual rent for the non-cancelable lease term, excluding escalation, amounts to $161,213 ($967,278 cumulatively through 2002). Rent expense under this lease amounted to $161,213 in 1996 and $136,422 in 1995.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995

NOTE E--RELATED PARTY TRANSACTIONS--Continued

Other--Continued: Under an agreement which expired March 31, 1996, the Company paid BFG $422,115 in 1996 and $1,335,020 in 1995 for various administrative services including billing, collection, legal and management services. Additionally, through August 31, 1995, salary and salary related costs were based on an allocation of total BFG and affiliated entity costs. These costs amounted to $904,220 in 1995. Beginning September 1, 1995, the Company maintains its own payroll for its own employees.

The Company currently receives limited administrative services from BFG related to billing consumer amounts due under timeshare interval contracts. The expense amounted to $85,871 and $-0- during 1996 and 1995, respectively.


NOTE F--RESTRICTED CASH

Restricted cash includes $951,079 and $95,000 at December 31, 1996 and 1995, respectively, on deposit with financial institutions in connection with requirements of lending agreements. The amounts are held as security in case of default by the Company. As part of the financing facility described in Note G, the Company is also required to maintain an account for interest rate hedge purposes. The required balance is determined monthly and amounts to $139,065 and $132,529 at December 31, 1996 and 1995, respectively. The remaining restricted cash of $38,629 and $36,949 at December 31, 1996 and 1995, respectively, is a dual signature account held jointly by the Company and a resort developer. The cash is available only as payment for chargebacks on timeshare contracts after approval by both joint account holders. All restricted cash accounts are held in interest bearing accounts and several exceed the FDIC insured limit of $100,000.

NOTE G--NOTES PAYABLE

Notes payable consisted of the following as of December 31, 1996 and 1995:


                                                                                         1996                 1995
                                                                                   ---------------      ---------------
     Recourse notes                                                                    $37,925,876          $27,774,292
     Non-recourse notes                                                                 41,500,180           20,263,037
     Other notes payable                                                                 3,516,140            3,235,984
                                                                                   ---------------      ---------------
                                                                                       $82,942,196          $51,273,313
                                                                                   ===============      ===============

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE G--NOTES PAYABLE--Continued

Recourse Notes: Recourse notes include (1) outstanding loans ($20,902,915-- 1996 and $27,774,292--1995) due to banks in monthly installments through 2001 with interest ranging from 9% to 11% per annum; (2) outstanding loans of $14,395,521 at December 31, 1996 due to banks and others in monthly installments through 2003 with interest ranging from 1/2% to 4% per annum; and (3) a fee to an affiliate of $2,627,440 at December 31, 1996 payable in connection with arrangement of the notes described in (2) above. The recourse notes are collateralized by security agreements and assignment of payments due on consumer contract notes receivable, notes receivable from resorts and, as further described below, third party leases.

In November and December 1996, the Company obtained financing at favorable 1/2% to 4% interest rates from banks and others who were creditors of affiliated entities which had filed for bankruptcy protection as described in Note B. The bankruptcy Trustee arranged this financing and borrowed part of the proceeds ($12,482,296) from the Company in order to settle the bankrupts' obligations with those creditors. The notes receivable from the related bankrupts' are collateralized by third party leases owned by the affiliated entities. As part of these financing arrangements, the Company assigned its collateral interest in the third party leases to these creditors. As consideration for the financing, the Company will pay a fee to the bankrupt estates based on an annual rate of approximately 3% of the unpaid principal balance of the loans. The Company is expensing this fee as interest over the various loan periods.

Non-recourse Notes: The Company has a $50,000,000 purchase/pledge financing facility with a bank which expires in May 2000. Under this agreement, the Company's qualifying consumer contract notes receivable can either be securitized and sold to the bank without recourse or used as collateral for borrowings.

At December 31, 1996, $5,861,636 of credit is available under the facility and $44,138,364 was the balance of funds outstanding under the facility including a loan balance of $33,323,221. The remaining amount of $10,645,383 represents the balance of the facility resulting from the sales of consumer contract notes receivable during 1995 and 1996. At December 31, 1995 $34,720,000 was the balance of funds outstanding under the facility including a loan balance of $17,328,234 and $17,391,766 from the sales of consumer contract notes receivable.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE G--NOTES PAYABLE--Continued

Non-recourse Notes--Continued: The debt is collateralized by security agreements on the pledged receivables and assignments of payments due on the collateral. Additionally, the agreement contains both specific and general covenants including maintenance of specified collateralization and default rates with respect to pledged receivables and tangible and overall net worth requirements. Certain events of default under the agreement occurred as the result of the bankruptcy filing by BFG and related events. However, the bank has not declared the facility to be in default and has continued to provide funds to the Company. Effective April 10, 1996, interest on borrowings is at the bank's prime rate plus 2%. Until that date, interest was at the bank's commercial paper rate plus 2.45%. In the event of termination, the bank could allocate the outstanding balance to a fixed period at its discretion.

At December 31, 1996, the balance of nonrecourse notes payable, $8,176,959, includes (1) outstanding loans of $6,441,959 ($2,934,803 at December 31, 1995) due to banks in monthly installments through 2001 which bear interest at rates ranging from 9% to 11%; and (2) an outstanding loan of $1,735,000 ($-0- at December 31, 1995) due to a bank in monthly installments through 2001 which bears interest at 3%. These notes have been collateralized by security agreements on pledged receivables, assignments of payments due on those receivables, and assignment of the Company's collateral rights under loans to resorts.

Other Notes Payable: At December 31, 1996, other notes payable consisted of unsecured promissory notes which mature December 1, 1998. The notes were issued during 1996 in connection with a bond exchange agreement which allowed the Company, after receiving more than 90% approval from the former bondholders, to include the outstanding bond principal balance and unpaid interest as of November 30, 1996 in the unsecured promissory note. The outstanding balance at December 31, 1995 represented the exchanged unsecured bonds payable which were in default. They were issued in May 1994 and matured in August 1995. Both the promissory note and bond instruments bear interest at 8% per annum.

Subsequent maturities of recourse, nonrecourse and other notes payable for years ending December 31 are: 1997--$10,126,617; 1998--$9,553,237; 1999--
$8,493,152; 2000--$38,687,766; 2001--$6,600,444; and thereafter--$9,480,980.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE H--INCOME TAXES
The Company files a consolidated federal income tax return which includes all of its subsidiaries. Each company files separate state income tax returns. The Company acquired Resort Funding and BFICP Corporation on February 16, 1996 (see Note A). Accordingly, for federal income tax purposes, the operations of these companies from February 17, 1996 to December 31, 1996 are included in the Company's consolidated federal income tax return and their operations prior to that date are included in the consolidated federal income tax return of BFG.
The consolidated provisions for income taxes included in the accompanying Statements of Operations consist of the following for the years ended December 31, 1996 and 1995:

                                                                                          1996                1995
                                                                                      ------------         ------------
     Current provision:
       Federal                                                                          $     -0-           $  852,508
       State                                                                              195,000              280,484
                                                                                      ------------         ------------
                                                                                          195,000            1,132,992
     Deferred provision (benefit):
       Federal                                                                             31,000             (537,602)
       State                                                                             (197,000)                 -0-
                                                                                      ------------         ------------
                                                                                         (166,000)            (537,602)
                                                                                      ------------         ------------
                                                                                         $ 29,000           $  595,390
                                                                                      ============         ============

The provisions for income taxes from continuing operations for 1996 and 1995 are less than amounts computed by applying the statutory rate (34%) to income before income taxes for the following reasons:

                                                                                          1996                 1995
                                                                                      ------------         ------------
     Income taxes at statutory rates                                                     $589,000             $720,000
     State income taxes, net of federal income tax benefit                                129,000              185,000
     Reduction of valuation allowance                                                    (714,000)            (268,000)
     Other items                                                                           25,000              (41,610)
                                                                                      ------------         ------------
     Provision for income taxes                                                          $ 29,000             $595,390
                                                                                      ============         ============

The Company has established valuation allowances for its net operating loss carryforwards because utilization of certain of these losses is limited due to an "ownership change" (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in June 1993 and because there is no assurance that the Company will generate sufficient taxable earnings to utilize the unrestricted loss carryforwards before they expire. Management believes that all other net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995



NOTE H--INCOME TAXES--Continued


The change in valuation allowance in 1996 reflects a decrease of $534,000 for the use of operating loss carryforwards and a decrease of $180,000 to eliminate an allowance previously established for deferred state income taxes. The valuation allowance changed in 1995 to reflect an increase of $740,000 for the 1995 increase in the net operating loss carryforwards and a decrease of $268,000 resulting from a revaluation of the recovery of other temporary differences.
Net deferred tax assets included in the accompanying consolidated balance sheets are comprised of the following at December 31, 1996 and 1995:


                                                                                          1996                 1995
                                                                                      ------------         ------------
     Receivable allowance                                                              $  694,408           $  633,703
     Net operating loss carryforwards                                                   1,539,195            2,073,195
     Depreciation                                                                             -0-               24,833
     State income taxes, net of federal benefit                                           130,454              180,326
                                                                                      ------------         ------------
                                                                                        2,364,057            2,912,057
     Valuation allowance                                                               (1,539,521)          (2,253,521)
                                                                                      ------------         ------------
                                                                                       $  824,536           $  658,536
                                                                                      ============         ============

The Company had federal net operating loss carryforwards of approximately $4,528,000 at December 31, 1996 which expire in the following years: 2007-- $1,872,000; 2008--$9,000; 2009--$2,001,000; and 2010--$646,000.

NOTE I--12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
Each share of this issue of preferred stock is convertible into 2.81 shares of Common Stock at any time until August 26, 2006. It is also redeemable through that date, at the Company's option, at a redemption price of $4 per preferred share, provided that the closing bid of the Company's Common Stock is at least $5 per share during each of the 20 business days preceding the redemption notice. The Company is required to redeem, to the extent permitted by law, any remaining outstanding shares at their $3 par value per share by August 26, 2006 (or thereafter at the earliest possible date that payment may be lawfully and properly made). Dividends on this issue are cumulative and payable quarterly when declared by the Company. At
December 31, 1996, the cumulative undeclared and unpaid dividends amount to $3,718.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE J--PREFERRED STOCK CAPITAL

Cumulative Redeemable--Series 2 Class A: The holder of this issue is entitled to the number of votes which equals 20% of the total number of voting shares of the Company's stock after taking into account both Common and Convertible Preferred Stock. In the event of liquidation, these shares have a liquidation value of $1,000 per share ($10,000,000 in total) plus all accrued and unpaid dividends; rank senior to the Series 2 Convertible stock described below; and are equal in preference to the 12.5% Preferred Stock described in Note I. The Company may, at its option any time after February 16, 2002, redeem this stock in whole or in part at its liquidation value plus accrued and unpaid dividends. Dividends on this issue are cumulative and payable quarterly when declared by the Company at the rate of $60 per annum per share. At December 31, 1996, the cumulative undeclared and unpaid dividends amount to $523,333.
Cumulative Convertible--Series 2: The holder of this issue is entitled to that number of votes which is equal to the shares of Common Stock into which
it is convertible.   Each share is mandatorily convertible into 2,500 shares
of Common Stock (7,500,000 shares in total) upon the date the Company has a sufficient number of authorized and unissued shares reserved for this conversion. In the event of liquidation, these shares have a liquidation value of $1,000 per share ($3,000,000 in total) plus all accrued and unpaid dividends. Dividends on these shares are cumulative from and after February 16, 1997 and will be payable quarterly when declared by the Company at the rate of $60 per annum per share.

NOTE K--FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of on- and off-balance sheet financial instruments. A financial instrument is defined by SFAS 107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or to receive cash or another financial instrument from a second entity on potentially favorable terms.

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Fair values for the Company's financial instruments are based on judgments regarding current economic conditions, interest rate characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates cannot always be sustained by comparison to independent markets and in most cases, would not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the instruments.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE K--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Fair value estimates do not include anticipated future business or the values of assets, liabilities and customer relationships that are not considered financial instruments. Other assets and liabilities that are not considered financial instruments include deferred tax assets, deferred financing costs and accounts payable and accrued expenses. Accordingly, the estimated fair value amounts of financial instruments do not represent the entire value of the Company.
Cash and Restricted Cash: The carrying amounts reported in the balance sheets are their estimated fair values since the amounts are payable on demand.
Accounts and Notes Receivable: The estimated fair values of accounts and notes receivable were developed using estimated cash flows and maturities based upon contractual interest rates and historical experience and discounting those cash flows using current market interest rates. The Company's carrying value of accounts and notes receivables, including the advance receivable, approximates their fair values. The Company's commitments to lend as disclosed in Note D also approximate their fair value using the same methodology for estimating fair value.
Notes Payable: The fair values of notes payable are estimated using rates available to the Company at December 31, 1996 and 1995 for similar debt and remaining maturities. The carrying amounts and fair values of notes payable is summarized as follows:


                 1996                                    1995
   --------------------------------         ------------------------------
     Carrying               Fair              Carrying            Fair
      Amount               Values              Amount            Values
   ------------         -----------         -----------        -----------

   $ 82,942,196         $77,229,196         $51,273,313        $51,273,313


Notes Payable--Related Party: It is not practicable to estimate the fair values of these notes because of the nature of the indebtedness and resultant excessive cost to estimate their fair values.

12.5% Redeemable Convertible Preferred Stock: It is not practicable, because of cost, to determine the estimated fair value of this relatively small amount outstanding.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE L--STOCK OPTIONS

The Company has a stock option plan which reserves 100,000 shares of Common Stock. The Plan provides that no options may be granted after September 1, 1998. The following table summarizes the status and activity of options under the plan:


                                                                          Year ended December 31,
                                                       ---------------------------------------------------------
                                                                   1996                          1995
                                                       ---------------------------   ---------------------------
                                                           Number                       Number
                                                             of          Option           of          Option
                                                           Shares         Price         Shares         Price
                                                       ------------   ------------   ------------   ------------
     Outstanding at beginning of year                       -0-           $-0-            17,500    $2.50 - 5.00

     Canceled                                               -0-            -0-           (16,500)    2.50 - 5.00

     Exercised                                              -0-            -0-            (1,000)       2.50
                                                        -----------                  -------------
     Outstanding at end of year                             -0-                           -0-
                                                        ===========                  =============



NOTE M--DISCONTINUED SEGMENT

In May 1995 Equivest discontinued its insurance premium finance business. Total 1995 revenues from the premium finance business have been included in the caption "Net Loss From Operations of Discontinued Segment" and amounted to $1,842,551. No income tax benefit resulted from the loss because it occurred prior to the actual date of the exchange described in Note A, Equivest and Resort were members of different consolidated groups for federal income tax filing purposes, and Equivest had no prior year income available for operating loss carryback purposes.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

December 31, 1996 and 1995




NOTE N--EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share for the years ended December 31, 1996 and 1995 is based on the following:

                                                                                          1996                      1995
                                                                                  --------------------     --------------------
        Weighted average shares outstanding:
          Primary                                                                     9,484,847                      9,484,847
                                                                                  ====================     ====================

          Fully diluted                                                              17,012,708                     17,012,708
                                                                                  ====================     ====================

        Income from continuing operations                                           $ 1,660,245                    $ 1,525,958
        Preferred stock dividend requirements                                          (603,718)                      (603,718)
                                                                                  --------------------     --------------------
        Income from continuing operations
          available to common stockholders                                            1,056,527                        922,240
        Loss from operations of discontinued
          segment                                                                           -0-                     (2,186,065)
                                                                                  --------------------     --------------------
        Net income (loss) available to
          common stockholders                                                       $ 1,056,527                    $(1,263,825)
                                                                                  ====================     ====================

For purposes of the earnings (loss) per share computations, the preferred stock issued in connection with the Resort Funding exchange described in Note A and its related dividend requirements, is considered to be outstanding since January 1, 1995.