Form 10-Q
period 1997-03-31
EQUIVEST FINANCE INC
filed 1997-09-22
CIK 820917

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 1997


Commission File Number: 0-18201



                            EQUIVEST FINANCE, INC.
            (Exact name of Registrant as specified in its charter)

Florida                                                             59-2346270
(State or other jurisdiction of          (I.R.S. Employer Identification  No.)
Incorporation or organization)

2 CLINTON SQUARE, SYRACUSE, NEW YORK                                     13202
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:  (315) 422-9088

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    No

As of August 31, 1997, 9,484,847 shares of common stock of Equivest Finance, Inc. were outstanding.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                  FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1997

                                     INDEX

PART I       FINANCIAL STATEMENTS                                          PAGE


  Item 1.    Financial Statements                                           3
               Consolidated Financial Information:
                 Consolidated Balance Sheets - March 31, 1997               3
                 (unaudited) and December 31, 1996
                 Unaudited Consolidated Income Statements - Three           4
                 Months Ended March 31, 1997 and 1996
                 Unaudited Consolidated Statement of Equity                 5
                 Accounts
                 Unaudited Consolidated Statements of Cash Flows -          6
                 Three Months Ended March 31, 1997 and  1996
                 Notes to Interim Consolidated Financial                    7
                 Information

  Item 2.    Management's Discussion and Analysis of Financial              9
             Condition and Results of Operations


PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                              11

  Item 2.    Changes in Securities                                          11

  Item 3.    Defaults Upon Senior Securities                                12

  Item 4.    Submission of Matters to a Vote of Security Holders            12

  Item 5.    Other Information                                              12

  Item 6.    Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                  13

                         PART I - FINANCIAL STATEMENTS
                         Item 1. Financial Statements
                 EQUIVEST FINANCE, INC. and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                                                                            (Unaudited)                December 31,
ASSETS                                                                     March 31, 1997                  1996
Cash                                                                     $   9,159,591              $  4,037,201

Receivables:
 Accounts receivable                                                         5,566,382                 6,234,491
 Notes and advance receivable                                               84,133,092                90,307,500
 Less allowance for doubtful receivables                                    (1,979,182)               (1,979,182)
                                                                            87,720,292                94,562,809
 Accounts receivable - related parties                                       1,197,317                   671,411
 Notes receivable - related party                                            7,368,691                 7,537,968
 Total Receivables                                                          96,286,300               102,772,188

Deferred financing costs, net                                                4,120,997                 3,859,554
Cash - restricted                                                            1,124,051                 1,128,773
Accrued interest receivable                                                    295,996                   425,471
Deferred taxes                                                                 824,536                   824,536
Other Assets                                                                   211,511                   156,084
                                                                          $112,022,982              $113,203,807
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts Payable and Other Liabilities:
 Accounts payable                                                         $    341,991                 $ 715,698
 Accounts payable - related parties                                            600,393                   680,842
 Accrued expenses and other liabilities                                      1,181,849                   994,788
  Total Accounts Payable and Other Liabilities                               2,124,233                 2,391,328
 Notes payable                                                              80,822,315                82,942,196
 Notes payable - related parties                                            24,284,421                23,803,257

                                                                           107,230,969               109,136,781
12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
 $3 par value; 1,000,000 shares authorized, 9,915 shares issued                 29,745                    29,745
 and outstanding
PREFERRED AND COMMON STOCK AND OTHER CAPITAL
 Cumulative Redeemable Preferred Stock--Series 2 Class A,
   $3 par value;  15,000 shares authorized, 10,000 shares                       30,000                    30,000
   issued and outstanding
 Cumulative Convertible Preferred Stock--Series 2,  $3 par value;                9,000                     9.000
   value; 3,000 shares authorized, issued and outstanding
 Common Stock, $.05 par value; 10,000,000 shares authorized,                   474,243                   474,243
   9,484,847 shares issued and outstanding
 Additional paid-in capital                                                  6,330,956                 6,330,956
 Retained earnings (deficit)                                                (2,081,931)               (2,806,918)
                                                                             4,762,268                 4,037,281
                                                                         $ 112,022,982             $ 113,203,807

              EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                             (UNAUDITED)
                  CONSOLIDATED STATEMENT OF INCOME

                                                                                     3 Months Ended March 31,
                                                                                      1997                   1996

Revenues:
 Interest                                                                         $  3,677,103          $  2,941,866
 Gain on Sales of Contracts                                                             29,689               187,396
 Other Income                                                                           10,236               515,195

                                                                                     3,717,028             3,644,457
Costs and Expenses:

 Provision for doubtful receivables                                                        -                  15,822
 Interest                                                                            2,164,099             1,974,301
 Debt related costs including amortization of financing costs                          252,198               253,973
 Selling, general and administrative                                                   491,744             1,123,947

                                                                                     2,908,041             3,368,043
Income Before Provision for Taxes                                                      808,987               276,414

Provision for Income Taxes
 Current                                                                                84,000                17,000
 Deferred                                                                                   -0-               20,000
    Total Provision for Taxes                                                           84,000                37,000

Net Income                                                                            $ 724,987           $  239,414
Earnings Per Common Share

 Weighted average shares outstanding                                                 9,512,708             9,512,708
 Fully diluted average shares outstanding                                           17,012,708            17,012,708
 Net income                                                                        $   724,987           $   178,414

 Preferred stock dividend requirement                                                ( 172,430)            (  74,263)
 Net income after preferred stock dividends                                         $  552,557           $   104,151

 Primary earnings per share                                                         $     0.06           $      0.01

 Fully diluted earnings per share                                                   $     0.03           $      0.01

                           EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                          (UNAUDITED)
                          CONSOLIDATED  STATEMENT OF EQUITY ACCOUNTS



                                                                                       Redeemable
                                                                                       Preferred      Convertible
                                                                         Additional     Stock-        Preferred        Retained
                                             Common        Stock         Paid in        Series 2        Stock--        Earnings
                              Total          Shares       Amount         Capital        Class A        Series 2        (Deficit)

Balances at December        $4,037,281     9,484,847     $ 474,243      6,330,956      $ 30,000        $ 9,000      $ (2,806,918)
31, 1996
Issue Preferred
Stock--Series 2

Net Income                     724,987                                                                                   724,987

Balances at March         $  4,762,268     9,484,847     $ 474,243    $ 6,330,956      $ 30,000        $ 9,000      $ (2,081,931)
31, 1997

                   EQUIVEST FINANCE, INC. AND SUBSIDIARIES


                                 (UNAUDITED)
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                3 Months Ended March 31,
                                                                                                 1997                        1996

CASH FLOWS USED IN OPERATING ACTIVITIES
         Net Income                                                                             $ 724,987                $ 239,414
         Adjustments to reconcile net income to net cash
         used in operating activities:

                 Depreciation and amortization                                                    238,687                   84,833
                 Provision for doubtful receivables                                                   -0-                   15,822
                 Provision for deferred taxes                                                         -0-                   20,000
                 Gains on sales of contracts                                                     (29,689)                 (187,396)

                 Changes in assets and liabilities:
                   (Increase) decrease in other assets                                            (311,667)                102,898
                   Increase in accounts receivable - related parties                              (527,555)               (684,359)

                   (Increase) decrease  in restricted cash                                            4,722             (1,070,229)
                   Decrease in accounts payable, cash overdraft and accrued
                     expenses                                                                       (227,410)           (2,286,408)
                   Decrease in accounts payable--related parties                                   (80,449)                261,618

                            NET CASH USED IN OPERATING ACTIVITIES                               (208,374)               (3,503,807)
CASH FLOWS USED IN INVESTING ACTIVITIES
         (Increase) decrease in receivables, net                                                6,800,205               (3,919,227)
         NET CASH PROVIDED BY (USED IN) INVESTING                                               6,800,205               (3,919,227)
             ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on loans payable--related party
              -0-               (4,766,814)
         Payments on notes receivable - related party                                             169,277               (2,167,175)

         Proceeds on loans payable - related party                                                481,164                       -0-
         Proceeds from recourse notes payable
    3,290,097                18,522,735
         Payments on recourse notes payable                                                   (5,372,640)               (7,337,027)

         Proceeds from non-recourse notes payable
        5,691,156                 3,025,913
         Payments on non-recourse notes payable
    (5,728,495)                 (390,284)
                           NET CASH PROVIDED BY FINANCING ACTIVITIES                          (1,469,441)                6,887,348
                                                            INCREASE (DECREASE) IN CASH
5,122,390                 (535,686)


Cash at beginning of period                                                                     4,037,201                1,302,934
                            CASH AT END OF PERIOD                                             $ 9,159,591               $  767,248

                             EQUIVEST FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation

         The accompanying consolidated interim financial statements as of March 31, 1997 and for the three-month period ended March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the period ended December 31, 1996.

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc., and Resort Funding, Inc. ("Resort Funding") and its subsidiary, BFICP Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from the Company's estimates.

         The Company recognizes interest income on consumer financing contracts using the interest method over the term of the contract. It recognizes interest income on outstanding resort acquisition and development loans when earned, based on the terms of the loan agreements. The accrual of interest on an impaired loan is discontinued when accrued and unpaid interest, together with the loan principal outstanding, exceeds the loan's projected cash flow or the loan's net collateral value.

         Gains on sales of contracts result from periodic non-recourse sales of consumer receivables. A gain is recorded to the extent the net proceeds exceed the net investment in the consumer receivables sold.

         Other income primarily represents fees, which are recognized as income when Resort Funding performs the related service. These services include billing services for developers, servicing of accounts receivable sold under its financing facility (discontinued after April 1996), and loan commitment, chargeback and collection fees to resort developers.

         Receivables have been reduced by an allowance for doubtful receivables. The allowance is an amount which management believes will be adequate to absorb possible losses on existing receivables. The evaluation incorporates past loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions. Receivables are charged against the allowance when management believes that collectibility is unlikely. Because of uncertainties in the estimation process, it is at least reasonably possible that management's estimate of loan losses inherent in the loan portfolio and the related allowance will change in the near term.

         The Company follows Statement of Financial Accounting Standards No. 114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan". Under SFAS 114, the allowance for doubtful receivables for loans identified as impaired is specifically determined using the loan's projected discounted cash flow or its net collateral value.

         In July 1997, a Las Vegas, Nevada developer and customer of Resort Funding filed for bankruptcy court protection. As of July 31, 1997, the developer had outstanding indebtedness on its acquisition and development loans of approximately $6 million, which loans are secured by first and third mortgages on the property. This amount owed includes principal, accrued interest, and certain other fees relating to such loans. Although the appraised value of this property is substantially in excess of the debt owed to Resort Funding, there can be no assurance that the bankruptcy will not affect the amount owed to Resort Funding. A loss by Resort Funding on this loan could have a material impact on Resort Funding's financial statements, and the Company.

         As of July 31, 1997, a resort property located in Hilton Head, South Carolina was approximately three months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. As of July 31, 1997, Resort Funding was owed approximately $140,000.00 by the developer in overdue payments. There can be no assurance that the resort will bring its obligation current in the future. The balance owed to Resort Funding under such acquisition and development loan as of July 31, 1997 was approximately $3.6 million. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan. Pursuant to certain of its lending arrangements, Resort Funding previously assigned its rights under the referenced acquisition and development loan as collateral to several banks; approximately $950,000 of the loans from these banks relating to this collateral are non-recourse to Resort Funding.

         Deferred financing costs represent unamortized expenses associated with issuing certain debt and fees payable pursuant to certain bank settlement transactions described below. Amortization of these costs is computed on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method.

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach to accounting for deferred income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Primary earnings per common share is computed by dividing net income, less the preferred stock dividend requirements, by the weighted average number of common shares and, as appropriate, common stock equivalents outstanding for the period. Fully diluted earnings per common share assumes conversion of convertible preferred stock, elimination of the related preferred stock dividend requirements and the issuance of common stock for all other potentially dilutive equivalents outstanding.

         The Financial Accounting Standards Board issued several new pronouncements which became effective during 1997. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125) applies to transfers of assets after December 31, 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company discontinued its operations as an insurance premium financing company during 1995. Therefore, the following presentation and discussion relates to Resort Funding and its operations.

Results of Operations

Revenues increased 2.0% to $3,717,000 for the three months ended March 31, 1997, from $3,644,500 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of portfolio growth. This increase was partially offset by a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. Decreases in origination fees, service income and gains on the sale of consumer contracts also had an impact on the overall increase in revenues. Income before income taxes increased 192.6% to $809,000 for the three months ended March 31, 1997, from $276,400 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of growth in portfolios being held for investment and decreased expenses resulting from the discontinuance of fees paid to an affiliate of the Company and discontinued operations from the Company. Higher levels of borrowings and an increase in the interest rate on Resort Funding's primary lending facility also negatively impacted the first quarter 1997 earnings. Resort Funding's income before income taxes increased 73.0% to $857,300 for the three months ended March 31, 1997 compared to $495,400 for the same period in 1996.

Interest Income

Interest on loans increased 25.0% to $3,677,100 for the three months ended March 31, 1997, from $2,941,900 for the same period in 1996, primarily due to the growth in portfolio held for investment, as well as higher cash balances. Interest on consumer notes increased 31.8% to $2,391,400 for the three months ended March 31, 1997 from $1,814,200 for the same period in 1996, as a result of growth in the portfolio held for investment. The growth in interest income on consumer notes was augmented by $190,000 in interest income on notes receivable from a related party, which notes did not exist in the same period a year earlier. This increase in interest income more than offset a decrease of 11.8% or $132,000 in interest received on acquisition and development loans to developers, due to lower than average balances outstanding compared to the same period in 1996.

Gain on Sale of Contracts

Interest revenue was partially offset by a decrease of 84.2% on gains on the sale of consumer contracts, to $29,700 for the three months ended March 31, 1997 from $187,400 for the same period in 1996. This decrease was caused by a prohibition by Resort Funding's primary lender, ING (U.S.) Capital Markets, Inc. ("ING"), on sales of loans using ING's commercial paper facility after March 31, 1996.

Other Income

Other income decreased by 98% to $10,200 for the three months ended March 31, 1997, from $515,200 for the same period in 1996. This decrease was primarily due to a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. The decrease also resulted in part from a decrease in origination fees and service fee income.

Provision for Doubtful Accounts

The provision for doubtful receivables decreased to $0 for the three months ended March 31, 1997, from $15,800 for the same period in 1996, as a result of slightly decreased levels of outstanding receivables.

Interest Expense

Interest expense increased 9.6% to $2,164,100 for the three months ended March 31, 1997, from $1,974,300 for the same period in 1996, primarily due to higher levels of borrowing (caused by ING's prohibition on the sales of the loans by Resort Funding) and an increase in the interest rate charged on the ING facility. The interest expense on the ING facility increased 99.8% to $883,100 for the first quarter of 1997 from $442,000 for the first quarter of 1996. Interest expense on other bank notes decreased 17.5% to $729,900 for the three months ended March 31, 1997, from $885,200 for the same period in 1996, due to a decrease in interest rates. The average interest rates on other bank notes decreased to 7.0% for the first quarter of 1997, from 10.3% for the same period in 1996. The decrease in interest rates is entirely due to the addition of certain loans relating to the settlement of the claims made by several lenders (the "Banks") in the bankruptcy case of Bennett Funding Group, Inc. ("BFG") and its affiliate, Aloha Capital Corporation (collectively, the "Debtors"), arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"), ranging in term from 30 to 120 months, with an average duration of 70 months. Additional such settlements have been entered into from time to time with a total amount through August 31, 1997, of approximately $22,500,000. The weighted average interest rate on the Settlement Loans is 2% compared with a rate as of June 30, 1997 of 10.5% on the

ING facility. The beneficial effect of the extremely low interest rates of the Settlement Loans is partially offset by a 3% per annum arrangement fee paid by Resort Funding to BFG, which fee is accounted for as a cost of debt issuance.

Selling, General and Administrative

Selling, General and Administrative costs decreased 51.0% to $443,400 for the three months ended March 31, 1997, from $905,000 for the same period in 1996. The decrease was primarily a result of the discontinued operations the Company and the elimination of application, recording and processing fees paid to an affiliate of the Company. The results from the Company's administrative expenses decreased by 77.9% to $48,300 for the three months ended March 31, 1997, from $219,000 for the same period in 1996.

Debt Issue Costs and Amortization

Debt issue costs and amortization decreased 0.7% to $252,200 for the three months ended March 31, 1997, from $254,000 for the same period in 1996, as result of a 91.9% decrease in fees associated with the ING facility. The decrease was offset by a 181.1% increase in amortization of debt issue costs, which was mainly attributable to a 3% per annum arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate") relating to the Settlement Loans. Resort Funding is obligated to pay the arrangement fee to the Estate based on the unpaid principal balance of the new term loans.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1997 was a provision of $84,000, compared to a provision of $37,000 for the same period in 1996, representing an increase of 127.0%. The current period tax benefit results from the availability of net operating loss carryforwards which shelter the Company's book income from federal taxes, and the adjustment of the deferred tax asset to reflect the state component on the provision for doubtful accounts. The current portion of the provision relates to currently payable state income taxes. The provision for income taxes for the three months ended March 31, 1996 also reflects utilization of the net operating loss carryforwards (but only for the period after February 16, 1996) and the deferred tax provision relating to the provision for doubtful accounts depreciation.

PART I - OTHER INFORMATION

Item 1. Legal Proceedings

Bankruptcy of Affiliated Companies; Relationship to Bankruptcy

         Effective February 16, 1996, the Company entered into the Agreement and Plan of Exchange, dated as of February 16, 1996 (the "Exchange Agreement"), among the Company, BFG and Resort Funding, pursuant to which the Company acquired all of the common stock of Resort Funding from BFG in exchange for the issuance to BFG of 10,000 shares of the Company's Series 2 Preferred Stock and 3,000 shares of the Company's Convertible Preferred Stock. As a result of the Exchange Agreement and certain prior investments, BFG and an affiliate acquired beneficial ownership of approximately 86% of the Company's voting shares. Because of the relationships among the parties, the Company accounted for the transaction as if it were a pooling of interest.

         On March 29, 1996, subsequent to the closing of the transactions contemplated by the Exchange Agreement, BFG, along with its affiliate Bennett Management & Development Corp. ("BMDC"), also a principal stockholder of the Company, filed voluntary petitions (the "Petitions") for reorganization (Case Nos. 96-61376 and 96-61379, respectively) under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court.

         On April 18, 1996, the U.S. Department of Justice appointed, and the Bankruptcy Court approved, the Hon. Richard C. Breeden as trustee in bankruptcy (the "Trustee") for BFG and BMDC, as well as for certain other related debtors.

         The Petitions were filed after (i) the SEC filed a civil complaint (the "Civil Complaint") in the United States District Court for the Southern District of New York (the "Court") against BFG, BMDC, certain of their affiliates and Patrick R. Bennett, the former Chief Financial Officer of BFG (Case No. 96 Civ. 2237 (JES)) and (ii) the United States Attorney for the Southern District of New York filed a criminal complaint (the "Criminal Complaint") in the Court against Patrick Bennett alleging perjury and criminal violations of the anti-fraud provisions of the federal securities laws. The Civil Complaint alleges numerous violations of the anti-fraud provisions of the federal securities laws, based in part on allegations of sales of fictitious equipment leases, fraudulent misrepresentations to investors in private placements of debt securities and misappropriation of corporate assets. In June 1996, the Trustee filed an adversary proceeding seeking more than $1 billion in damages from, among others, prior controlling stockholders of BFG and its affiliates and certain of their business associates, the previous auditing firm and others.

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

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  (a) Exhibits

         The following exhibits are filed herewith: None.

         (b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.

BY:/s/ Thomas J. Hamel
Thomas J. Hamel, Director

Dated:September 22, 1997