Form 10-Q
period 1997-06-30
EQUIVEST FINANCE INC
filed 1997-09-24
CIK 820917

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 1997


Commission File Number: 0-18201



                            EQUIVEST FINANCE, INC.
            (Exact name of Registrant as specified in its charter)

Florida                                                             59-2346270
(State or other jurisdiction of         (I.R.S. Employer Identification  No.)
Incorporation or organization)

2 CLINTON SQUARE, SYRACUSE, NEW YORK                                      3202
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code:  (315) 422-9088

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__ No__X

As of August 31, 1997, 9,484,847 shares of common stock of Equivest Finance, Inc. were outstanding.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX

PART I        FINANCIAL STATEMENTS                                        PAGE

Item 1.       Financial Statements
                Consolidated Financial Information:

                  Consolidated Balance Sheets - June 30,
                  1997(unaudited) and December 31, 1996

                  Unaudited Consolidated Income Statements - Three Months Ended June 30, 1997 and 1996
                  Unaudited Consolidated Income Statements - Six
                  Months Ended June 30, 1997 and 1996

                  Unaudited Consolidated Statement of Equity
                  Accounts
                  Unaudited Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996

                  Notes to Interim Consolidated Financial
                  Information


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities
Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

                         PART 1 - FINANCIAL STATEMENTS
                         Item 1. Financial Statements

                    EQUIVEST FINANCE, INC. and SUBSIDIARIES
                          consolidated balance sheet




                                                 Unaudited     December 31,
ASSETS                                         June 30, 1997  1996
------------------------------------------    -------------   -------------

Cash                                           $  2,302,936    $  4,037,201
Receivables:
 Accounts receivable                              6,284,059       6,234,491
 Notes and advance receivable                    89,378,129      90,307,500
                                                 (1,979,182)     (1,979,182)
 Less allowance for doubtful receivables      --------------  --------------
                                                 93,683,006      94,562,809)
                                              --------------  --------------
 Accounts receivable - related parties              972,890         671,411
                                                  6,761,998       7,537,968
 Notes receivable - related party             --------------  --------------
                                                101,417,894     102,772,188
 Total Receivables                            --------------  --------------
Deferred financing costs, net                     4,111,378       3,859,554
Cash - restricted                                 3,785,409       1,128,773
Accrued interest receivable                         326,341         425,471
Deferred taxes                                      824,536         824,536
                                                    155,135         156,084
Other Assets                                  --------------  --------------
                                               $112,923,629    $113,203,807
                                              --------------  --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------------
Liabilities:
 Accounts Payable and Other Liabilities
  Accounts payable                             $    378,789    $    715,698
  Accounts payable - related parties                678,160         680,842
   Total Accounts Payable and Other               1,040,417         994,788
   Liabilities                                --------------  --------------
                                                  2,097,366       2,391,328
                                              --------------  --------------

 Notes payable
 Notes payable - related parties                 80,533,855      82,942,196
                                                 24,624,854      23,803,257
                                              --------------  --------------
                                                107,256,075     109,136,781
                                              --------------  --------------
12.5% REDEEMABLE CONVERTIBLE PREFERRED
STOCK
 $3 per value, 1,000,000 shares
  authorized, 9,915 shares issued and
  outstanding                                        29,745          29,745

PREFERRED AND COMMON STOCK AND OTHER
CAPITAL
 Cumulative Redeemable Preferred Stock--
  Series 2 Class A, $3 par value; 15,000
  shares authorized, 10,000 shares issued
  and outstanding                                    30,000          30,000
 Cumulative Convertible Preferred Stock--
  Series 2, $3 par value, 3,000 shares
  authorized, issued and outstanding                  9,000           9,000
 Common Stock, $.05 par value; 10,000,000
  shares authorized, 9,484,847 shares
  issued and outstanding                            474,243         474,243
 Additional paid-in capital                       6,330,956       6,330,956
                                                 (1,206,390)     (2,806,918)
 Retained earnings (deficit)                  --------------  --------------
                                                  5,637,809       4,037,281
                                              --------------  --------------
                                               $112,923,629    $113,203,807
                                              --------------  --------------

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                  (unaudited)
                          consolidated balance sheet




                                                                                             3 Months Ended June 30,
                                                                                         1997                       1996
                                                                              ------------------------   ------------------------

Revenues:
    Interest                                                                              $ 3,637,126              $3,365,243
    Gain on Sales of Contracts                                                                      0                  11,366
                                                                                              295,997                  29,675
    Other Income                                                              -----------------------    ---------------------
                                                                                            3,933,123               3,406,284
                                                                              -----------------------    ---------------------

Costs and Expenses:                                                                                --                  15,822
    Provision for doubtful receivables                                                      2,112,993               1,898,670
    Interest                                                                                  246,213                 173,392
                                                                                              602,376                 633,983
    Debt related costs including amortization of financing costs              -----------------------    ---------------------
                                                                                            2,961,582               2,721,867
    Selling, general and administrative                                       -----------------------    ---------------------

Income Before Provision for Taxes                                                             971,541                 684,417

Provision for Income Taxes
    Current                                                                                    96,000                  76,000
                                                                                                    0                  16,000
    Deferred                                                                  -----------------------    ---------------------
                                                                                               96,000                  92,000
             Total Provision for Taxes                                        -----------------------    ---------------------
                                                                                             $875,541                $592,417
Net Income                                                                    -----------------------    ---------------------

Earnings Per Common Share
    Weighted average shares outstanding                                                     9,512,708               9,512,708

    Fully diluted average shares outstanding                                               17,012,708              17,012,708

    Net income                                                                               $875,541                $592,417
                                                                                             (196,429)               (150,929)
    Preferred stock dividend requirement                                      -----------------------    ---------------------
                                                                                             $679,112                $441,488
    Net Income after preferred stock dividends                                -----------------------    ---------------------

                                                                                                $0.07                   $0.05
    Primary earnings per share                                                -----------------------    ---------------------

                                                                                                $0.04                   $0.03
    Fully diluted earnings per share                                          -----------------------    ---------------------

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                  (unaudited)
                   consolidated statement of equity accounts




                                                                                       Redeemable
                                                                                        Preferred       Convertible
                                                                       Additional        Stock--         Preferred        Retained
                                       Common           Stock           Paid in         Series 2          Stock--         Earnings
                       Total           Shares           Amount          Capital          Class A         Series 2         (Deficit)
                  --------------  --------------   --------------   --------------   --------------   --------------   -------------

Balances at
  December 31,
  1996              $4,037,281        9,484,847        $474,243        $6,330,956        $30,000          $9,000        $(2,806,918)

Issue Preferred
  Stock--
  Series 2

                     1,600,528                                                                                            1,600,528
Net Income        -------------   -------------    -------------    -------------    -------------    -------------    -------------

Balance at June     $5,637,809        9,484,847        $474,243        $6,330,956        $30,000          $9,000        $(1,206,390)
  30, 1997        -------------   -------------    ------------     -------------    ------------     ----------       -------------

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                  (unaudited)
                      consolidated statement of cash flow




                                                                                       6 Months Ended June 30,
                                                                                  1997                         1996
                                                                       --------------------------  --------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net Income                                                                 $ 1,600,528                  $   831,831
    Adjustments to reconcile net income to net cash used in
             operating activities:
             Depreciation and amortization                                         483,187                      483,187
             Provision for doubtful receivables                                          0                       31,644
             Provision for deferred taxes                                                0                       36,000
             Gains on sales of contracts                                           (29,689)                    (198,762)
             Changes in assets and liabilities:
              (Increase) degree in other assets                                   (634,932)                     109,838
              Increase in accounts receivable - related parties                   (301,479)                  (1,429,992)
              (Increase) decrease in restricted cash                            (2,656,636)                    (992,996)
              (Decrease) increase in accounts payable, cash
                overdraft and accrued expenses                                    (291,184)                     340,209
                                                                                    (2,682)                  (1,593,722)
              Decrease in accounts payable--related parties            -------------------         --------------------
                NET CASH USED IN OPERATING ACTIVITIES                           (1,832,887)                  (2,382,763)

CASH FLOWS USED IN INVESTING ACTIVITIES
                                                                                   909,395                   (4,049,257)
    (Increase) decrease in receivables, net                            -------------------         --------------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   909,395                   (4,049,257)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on loans payable--related party                                             0                   (4,088,948)
    Payments on notes receivables - related party                                  775,970                            0
    Proceeds on loans payable - related party                                      821,597                            0
    Proceeds from recourse notes payable                                         6,633,749                   14,826,322
    Proceeds from non-recourse notes payable                                    (7,148,870)                 (12,236,325)
    Payments on non-recourse notes payable                                       8,809,829                   12,131,048
                                                                               (10,703,048)                  (4,735,763)
             NET CASH PROVIDED BY FINANCING ACTIVITIES                 -------------------         --------------------
                                                                                  (810,773)                   5,896,334
              INCREASE (DECREASE) IN CASH                              -------------------         --------------------
                                                                                (1,734,265)                    (535,686)
                                                                       -------------------         --------------------

                                                                                 4,037,201                    1,302,934
Cash at beginning of period                                            -------------------         --------------------
                                                                               $ 2,302,936                  $   767,248
              CASH AT END OF PERIOD                                    -------------------         --------------------

                            EQUIVEST FINANCE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

         The accompanying consolidated interim financial statements as of June 30, 1997 and for the six-month period ended June 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June
30, 1997, are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the period ended December 31, 1996.

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

         Other income primarily represents fees, which are recognized as income when Resort Funding performs the related service. These services include billing services for developers, servicing of accounts receivable sold under its financing facility (discontinued after April 1996), and loan commitment, chargeback and collection fees to from its resort developers.

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

         As of July 31, 1997, a resort property located in Hilton Head, South Carolina was approximately six months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. As of July 31, 1997, Resort Funding was owed approximately $140,000.00 by the developer in overdue payments. There can be no assurance that the resort will bring its obligation current in the future. The balance owed to Resort Funding under such acquisition and development loan as of July 31, 1997 was approximately $3.6 million. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan. Pursuant to certain of its lending arrangements, Resort Funding previously assigned its rights under the referenced acquisition and development loan as collateral to several banks; approximately $950,000 of the loans from these banks relating to this collateral are non-recourse to Resort Funding.

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

                       THREE MONTHS ENDED JUNE 30, 1997

Results of Operations

Revenues increased 15.5% to $3,933,100 for the three months ended June 30, 1997, from $3,406,300 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of growth in the portfolio growth held for investment and higher cash balances, as well as an increase in commitment fees and other contract-related fees. Income before income taxes increased 41.9% to $971,500 for the three months ended June 30, 1997, from $684,400 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of growth in the portfolios being held for investment and other contract-related fees. The increase was offset in part by an increase in interest expense primarily due to higher levels of borrowings and an increase in the interest rate charged on the ING facility. Resort Funding's net income increased 28.0% to $1,0109,2700 for the three months ended June 30, 1997 compared to $789,100 for the same period in 1996.

Interest Income

Interest on loans increased 8.1% to $3,637,100 for the three months ended June 30, 1997, from $3,365,200 for the same period in 1996, primarily due to growth in the portfolio held for investment, as well as higher cash balances. Interest on consumer notes increased 11.2% to $2,492,900 for the three months ended June 30, 1997 from $2,241,000 for the same period in 1996, also as a result of growth in the portfolio held for investment. The growth in interest income on consumer notes was augmented by $169,500 in interest income on notes receivable from a related party, which notes did not exist in the same period a year earlier. This increase in interest income more than offset a decrease of 17.0% or $183,700 in interest received on acquisition and development loans to developers, due to lower than average balances outstanding compared to the same period in 1996.

Gain on Sale of Contracts

Interest revenue was partially offset by a decrease of 100% on gains on the sale of consumer contracts, to $0 for the three months ended June 30, 1997 from $11,400 for the same period in 1996. This decrease was caused by a prohibition by Resort Funding's primary lender, ING (U.S.) Capital Markets, Inc. ("ING"), on sales of loans using ING's commercial paper facility after March 31, 1996.

Other Income

Other income increased by 897.5% to $296,000 for the three months ended June 30, 1997, from $29,700 for the same period in 1996. The increase was primarily due to an increase in commitment fees and other contract-related fees.

Provision for Doubtful Accounts

The provision for doubtful receivables decreased to $0 for the three months ended June 30, 1997, from $15,800 for the same period in 1996, as a result of slightly decreased levels of outstanding receivables.

Interest Expense

Interest expense increased 11.3% to $2,113,000 for the three months ended June 30, 1997, from $1,898,700 for the same period in 1996, primarily due to higher levels of borrowing (caused by ING's prohibition on the sales of the loans by Resort Funding) and an increase in the interest rate charged on the ING facility. The interest expense on the ING facility increased 72.6% to $889,800 for the second quarter of 1997 from $515,500 for the second quarter of 1996. Interest expense on other bank notes decreased 30.3% to $653,500 for the three months ended June 30, 1997, from $938,100 for the same period in 1996, due to a decrease in interest rates. The average interest rates on other bank notes decreased to 6.5% for the second quarter of 1997, from 10.3% for the same period in 1996. The decrease in interest rates is entirely due to the addition of certain loans relating to the settlement of the claims made by several lenders (the "Banks") in the bankruptcy case of Bennett Funding Group, Inc. ("BFG") and its affiliate, Aloha Capital Corporation (collectively, the "Debtors"), arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"), ranging in term from 30 to 120 months, with an average duration of 70 months. Additional such settlements have been entered into from time to time with a total amount through August 31, 1997, of approximately $22,500,000. The weighted average interest rate on the Settlement Loans is 2.0% compared with a rate as of June 30, 1997 of 10.5% on the ING facility. The beneficial effect of the extremely low interest rates of the Settlement Loans is partially offset by a 3% per annum arrangement fee paid by Resort Funding to BFG, which fee is accounted for as a cost of debt issuance.

Selling, General and Administrative

Selling, General and Administrative costs increased 6.6% to $564,200 for the three months ended June 30, 1997, from $529,300 for the same period in 1996. The increase was primarily a result of increased payroll expenses. The results from the Company's administrative expenses decreased by 63.2% to $38,500 for the three months ended June 30, 1997, from $104,700 for the same period in 1996.

Debt Issue Costs and Amortization

Debt issue costs and amortization increased 42.0% to $246,200 for the three months ended June 30, 1997, from $173,400 for the same period in 1996. The increase was primarily attributable to the amortization of debt issue costs for the 3% per annum arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate") relating to the Settlement Loans. Resort Funding is obligated to pay the arrangement fee to the Estate based on the unpaid principal balance of the new term loans. The increases in amortization of debt issue costs were offset by decreases in fees associated with the ING facility.

Selling, General and Administrative

Selling, General and Administrative costs increased 6.6% to $564,200 for the three months ended June 30, 1997, from $529,300 for the same period in 1996. The increase was primarily a result of increased payroll expenses. The results from the Company's administrative expenses decreased by 63.5% to

$38,200 for the three months ended June 30, 1997, from $104,700 for the same period in 1996.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 1997 increased 4.3% to $96,000, from $92,000 for the same period in 1996. The current period tax provision results from the availability of net operating loss carryforwards which shelter the Company's book income from federal taxes. The current portion of the provision relates to currently payable state income taxes. The provision for income taxes for the three months ended June 30, 1997 also reflects utilization of the net operating loss carryforwards (but only for the period after February 16, 1996) and the deferred tax provision relating to the provision for doubtful accounts.

                        SIX MONTHS ENDED JUNE 30, 1997

Results of Operations

Revenues increased 8.5% to $7,650,200 for the six months ended June 30, 1997, from $7,050,700 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of portfolio growth in the portfolio held for investment and , higher cash balances and an increase in commitment fees. This increase was partially offset by a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. Service income and gains on the sale of consumer contracts also had a negative impact on the overall increase in revenues. Income before income taxes increased 85.3% to $1,780,500 for the six months ended June 30, 1997, from $960,800 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of growth in portfolios being held for investment and decreased expenses resulting from the discontinuance of fees paid to an affiliate of the Company and administrative expenses from the Company.
Resort Funding's net income increased 45.4% to $1,867,100 for the six months ended June 30, 1997 compared to $1,284,500 for the same period in 1996.

Interest Income

Interest on loans increased 16.0% to $7,314,200 for the six months ended June 30, 1997, from $6,307,100 for the same period in 1996, primarily due to growth in the portfolio held for investment, as well as higher cash balances. Interest on consumer notes increased 20.4% to $4,884,300 for the six months ended June 30, 1997 from $4,055,200 for the same period in 1996, as a result of growth in the portfolio held for investment. The growth in interest income on consumer notes was augmented by $359,000 in interest income on notes receivable from a related party, which notes did not exist in the same period a year earlier. This increase in interest income more than offset a decrease of 14.4% or $315,0500 in interest received on acquisition and development loans to developers, due to lower than average balances outstanding compared to the same period in 1996.

Gain on Sale of Contracts

Interest revenue was partially offset by a decrease of 85.1% on gains on the sale of consumer contracts, to $29,700 for the six months ended June 30, 1997 from $198,800 for the same period in 1996. This decrease was caused by a prohibition by Resort Funding's primary lender, ING (U.S.) Capital Markets,

Inc. ("ING"), on sales of loans using ING's commercial paper facility after March 31, 1996.

Other Income

Other income decreased by 43.8% to $306,200 for the six months ended June 30, 1997, from $544,900 for the same period in 1996. The year-to-date decrease was primarily due to a one-time special origination fee, received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold, and a decrease in service fee income. The decrease was partially offset by an increase in origination fees.

Provision for Doubtful Accounts

The provision for doubtful receivables decreased to $0 for the six months ended June 30, 1997, from $31,600 for the same period in 1996, as a result of slightly decreased levels of outstanding receivables.

Interest Expense

Interest expense increased 10.4% to $4,277,100 for the six months ended June 30, 1997, from $3,873,000 for the same period in 1996, primarily due to higher levels of borrowing (caused by ING's prohibition on the sales of the loans by Resort Funding) and an increase in the interest rate charged on the ING facility. The interest expense on the ING facility increased 85.2% to $1,772,900 for six months ending June 30, 1997 from $957,400 for same period of 1996. Interest expense on other bank notes decreased 24.1% to $1,383,400 for the six months ended June 30, 1997, from $1,823,300 for the same period in 1996, due to a decrease in interest rates. The average interest rates on other bank notes decreased to 6.85% for the first half of 1997, from 10.3% for the same period in 1996. The decrease in interest rates is entirely due to the addition of certain loans relating to the settlement of the claims made by several lenders (the "Banks") in the bankruptcy case of Bennett Funding Group, Inc. ("BFG") and its affiliate, Aloha Capital Corporation (collectively, the "Debtors"), arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"), ranging in term from 30 to 120 months, with an average duration of 70 months. The weighted average interest rate on the Settlement Loans is 2.0% compared with a rate as of June 30, 1997 of 10.5% on the ING facility. The beneficial effect of the extremely low interest rates of the Settlement Loans is partially offset by a 3% per annum arrangement fee paid by Resort Funding to BFG, which fee is accounted for as a cost of debt issuance.

Selling, General and Administrative

Selling, General and Administrative costs decreased 29.8% to $1,007,600 for the six months ended June 30, 1997, from $1,434,300 for the same period in 1996. The decrease was primarily a result of the elimination of application, recording and processing fees paid to an affiliate of the Company. The results from the Company's administrative expenses decreased by 73.3% to $86,600 for the six months ended June 30, 1997, from $323,600 for the same period in 1996.

Debt Issue Costs and Amortization

Debt issue costs and amortization increased 16.6% to $498,400 for the six months ended June 30, 1997, from $427,400 for the same period in 1996. The increase was primarily attributable to the amortization of debt issue costs for the 3% per annum arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate") relating to the Settlement Loans. Resort Funding is obligated to pay the arrangement fee to the Estate based on the unpaid principal balance of the new term loans. The increases in amortization of debt issue costs were offset by decreases in fees associated with the ING facility.

Selling, General and Administrative

Selling, General and Administrative costs decreased 29.8% to $1,007,600 for the six months ended June 30, 1997, from $1,434,300 for the same period in 1996. The decrease was primarily a result of the elimination of application, recording and processing fees paid to an affiliate of the Company. The results from the Company's administrative expenses decreased by 73.3% to $86,600 for the six months ended June 30, 1997, from $323,600 for the same period in 1996.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 1997 increased 39.5% to $180,000, from $129,000 for the same period in 1996. The current period tax provision results from the availability of net operating loss carryforwards which shelter the Company's book income from federal taxes. The current portion of the provision relates to currently payable state income taxes. The provision for income taxes for the six months ended June 30, 1997 also reflects utilization of the net operating loss carryforwards (but only for the period after February 16, 1996) and the deferred tax provision relating to the provision for doubtful accounts and depreciation.

PART II - OTHER INFORMATION

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

         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.


BY:  /s/ Thomas J. Hamel
    ---------------------
Thomas J. Hamel, Director


Dated:  September 24, 1997