Form 10QSB
period 1997-09-30
EQUIVEST FINANCE INC
filed 1997-11-13
CIK 820917

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended SEPTEMBER 30, 1997
                                                ------------------

     Commission File Number: 0-18201
                             -------


                               EQUIVEST FINANCE, INC.
                               ----------------------
               (Exact name of Registrant as specified in its charter)

     Florida                                                59-2346270
     -------                                                ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or organization)

     2 CLINTON SQUARE, SYRACUSE, NEW YORK                       13202
     ------------------------------------                       -----
     (Address of principal executive offices)              (Zip code)

     Registrant's telephone number, including area code:  (315) 422-9088

     Securities registered pursuant to Section 12(b) of the Act:  None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---   ---
     As of August 31, 1997, 9,484,847 shares of common stock of Equivest Finance, Inc. were outstanding.

                      EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    FORM 10-QSB

                          QUARTER ENDED SEPTEMBER 30, 1997

                                       INDEX
     PART I        FINANCIAL STATEMENTS                                  PAGE

          Item 1.  Financial Statements                                   3
                     Consolidated Financial Information:
                           Consolidated Balance Sheets - September        3
                           30, 1997(unaudited) and December 31, 1996
                           Unaudited Consolidated Income Statements       4
                           - Three Months Ended September 30, 1997
                           and 1996
                           Unaudited Consolidated Income Statements       5
                           - Nine Months Ended September 30, 1997
                           and 1996
                           Unaudited Consolidated Statement of            6
                           Equity Accounts
                           Unaudited Consolidated Statements of Cash 7 Flows - Nine Months Ended September 30,
                           1997 and 1996
                           Notes to Interim Consolidated Financial        8
                           Information

          Item 2.  Management's Discussion and Analysis of                10
                   Financial Condition and Results of Operations

     PART II       OTHER INFORMATION

          Item 1.  Legal Proceedings                                      15

          Item 2.  Changes in Securities                                  15

          Item 3.  Defaults Upon Senior Securities                        16
                   Submission of Matters to a Vote of Security            16

          Item 4.  Holders

          Item 5.  Other Information                                      16

          Item 6.  Exhibits and Reports on Form 8-K                       17

     SIGNATURES

                           PART I - FINANCIAL STATEMENTS
                            Item 1. Financial Statements

                      EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



     ASSETS                                                                   (Unaudited)
     ---------------------                                                 September 30, 1997               December 31, 1996
                                                                    -------------------------------   -----------------------------
     Cash                                                                     $2,452,676                       $4,037,201
                                                                               ----------                      ----------
     Receivables:
             Accounts Receivable                                                6,366,620                       6,234,491
             Notes and advance receivable                                      96,449,182                      90,307,500
             Less allowance for doubtful receivables                           (2,204,182)                     (1,979,182)
                                                                              -----------                     -----------
                                                                              100,611,620                      94,562,809
                                                                              -----------                    ------------
             Accounts receivable - related parties                                737,745                         671,411
             Notes receivable - related party                                   5,292,696                       7,537,968
                                                                             ------------                    ------------
             Total Receivables                                                106,642,061                     102,772,188
                                                                             ------------                    ------------
     Deferred financing costs, net                                              3,970,540                       3,859,554
     Cash - restricted                                                          1,181,108                       1,128,773
     Accrued interest receivable                                                  460,175                         425,471
     Deferred taxes                                                               914,536                         824,536
     Other Assets                                                                 142,272                         156,084
                                                                             ------------                    ------------
                                                                             $115,763,368                    $113,203,807
                                                                             ============                    ============

     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------
     Liabilities:
             Accounts Payable and Other Liabilities:
              Accounts payable                                                   $432,029                        $715,698
              Accounts payable - related parties                                  682,374                         680,842
              Accrued expenses and other liabilities                            1,033,065                         994,788
                                                                              -----------                     -----------
                Total Accounts Payable and Other Liabilities                    2,147,468                       2,391,328
                                                                              -----------                     -----------
             Notes payable                                                     82,059,741                      82,942,196
             Notes payable - related parties                                   25,256,118                      23,803,257
                                                                              -----------                     -----------
                                                                              109,463,327                     109,136,781
                                                                              -----------                     -----------
     12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
             $3 par value; 1,000,000 shares authorized, 9,915
             shares issued and outstanding                                        29,745                          29,745

                                            See Accompanying Notes To Consolidated Financial Statements.

     PREFERRED AND COMMON STOCK AND OTHER CAPITAL
             Cumulative Redeemable Preferred Stock--Series 2 Class
              A, $3 par value;  15,000 shares authorized, 10,000
              shares issued and outstanding                                         30,000                          30,000
             Cumulative Convertible Preferred Stock--Series 2,
              $3 par value; 3,000 shares authorized, issued and
              outstanding                                                          9,000                            9,000
             Common Stock, $.05 par value; 10,000,000 shares
              authorized, 9,484,847 shares issued and outstanding                 474,243                          474,243
             Additional paid-in capital                                        6,330,956                        6,330,956
             Retained earnings (deficit)                                        (573,903)                      (2,806,918)
                                                                            -------------                    ------------
                                                                               6,270,296                        4,037,281
                                                                            ------------                     ------------
                                                                            $115,763,368                     $113,203,807
                                                                            ============                     ============

                                             See Accompanying Notes To Consolidated Financial Statements.

                      EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    (UNAUDITED)
                          CONSOLIDATED STATEMENT OF INCOME

                                                                                            3 Months Ended September 30,
                                                                                  -------------------------------------------------
                                                                                            1997                     1996
                                                                                  -----------------------  ------------------------
     Revenues:
             Interest                                                                     $  3,692,404             $ 3,148,023
             Gain on Sales of Contracts                                                            -0-                 184,657
             Other Income                                                                      191,726                 115,313
                                                                                             ------------          ------------
                                                                                             3,884,130               3,447,993
                                                                                             ------------          ------------
     Costs and Expenses:
             Provision for doubtful receivables                                                225,000                 131,075
             Interest                                                                        2,024,534               2,104,269
             Debt related costs including amortization of financing costs                      270,566                 171,016
             Selling, general and administrative                                               731,543                 779,259
                                                                                             ------------          ------------
                                                                                             3,251,643               3,185,619
                                                                                             ------------          ------------
     Income Before Provision for Taxes                                                         632,487                 262,374
     Provision for Income Taxes
             Current                                                                            90,000                  40,000
             Deferred                                                                          (90,000)                (36,000)
                                                                                             ------------          ------------
              Total Provision for Taxes                                                            -0-                   4,000
                                                                                             ------------          ------------
     Net Income                                                                           $    632,487             $   258,374
                                                                                             ============          ============
     Earnings Per Common Shares
             Weighted average shares outstanding                                             9,512,708               9,512,708
             Fully diluted average shares outstanding                                       17,012,708              17,012,708
             Net income                                                                   $    632,487             $   258,374
             Preferred stock dividend requirement                                             (196,429)            $  (152,597)
                                                                                             ------------          ------------
             Net income after preferred stock dividends                                   $    436,058             $   105,777
                                                                                             ============          ============
             Primary earnings per share                                                   $       0.05             $      0.01
                                                                                             ============          ============
             Fully diluted earnings per share                                             $       0.03             $      0.01
                                                                                             ============          ============
                                              See Accompanying Notes To Consolidated Financial Statements.

                      EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    (UNAUDITED)
                          CONSOLIDATED STATEMENT OF INCOME

                                                                                            9 Months Ended September 30,
                                                                                  -------------------------------------------------
                                                                                            1997                     1996
                                                                                  -----------------------  -----------------------
     Revenues:
             Interest                                                                  $ 11,066,633             $ 9,455,132
             Gain on Sales of Contracts                                                      29,689                 383,419
             Other Income                                                                   497,959                 660,183
                                                                                         ------------            ----------
                                                                                         11,534,281              10,498,734
                                                                                         ------------            ----------
     Costs and Expenses:
             Provision for doubtful receivables                                             225,000                 162,719
             Interest                                                                     6,301,626               5,977,240
             Debt related costs including amortization of financing costs                   768,977                 509,381
             Selling, general and administrative                                          1,825,663               2,537,189
                                                                                         ----------              ----------
                                                                                          9,121,266               9,275,529
                                                                                         ----------              ----------
     Income Before Provision for Taxes                                                    2,413,015               1,223,205
     Provision for Income Taxes
             Current                                                                        270,000                 133,000
             Deferred                                                                       (90,000)                    -0-
                                                                                         ----------              ----------
             Total Provision for Taxes                                                      180,000                 133,000
                                                                                         ----------              ----------
     Net Income                                                                         $ 2,233,015             $ 1,090,205
                                                                                         ==========              ==========

     Earnings Per Common Shares
             Weighted average shares outstanding                                          9,512,708               9,512,708
             Fully diluted average shares outstanding                                    17,012,708              17,012,708
             Net income                                                                $  2,233,015             $ 1,090,205
             Preferred stock dividend requirement                                          (565,289)            $  (377,789)
                                                                                        -----------              ----------
             Net income after preferred stock dividends                                $  1,667,726             $   712,416
                                                                                        ===========              ==========
             Primary earnings per share                                                $       0.18             $      0.07
                                                                                        ============             ==========
             Fully diluted earnings per share                                          $       0.10             $      0.04
                                                                                        ============             ==========
                                              See Accompanying Notes To Consolidated Financial Statements.

                      EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    (UNAUDITED)
                     CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS

                                                                                   Redeemable
                                                                    Additional      Preferred       Convertible      Retained
                                               Common      Stock      Paid in    Stock-Series 2      Preferred       Earnings
                                   Total       Shares      Amount     Capital        Class A      Stock-Series 2     (Deficit)
                                -----------  ----------  ---------  -----------   -------------   --------------    ------------

Balances at December 31, 1996   $ 4,037,281   9,484,847  $ 474,243  $ 6,330,956   $  30,000       $  9,000          $(2,806,918)

Net Income                        2,233,015                                                                           2,233,015
                                 ----------   ---------   --------   ----------      -------       --------          ----------

Balances at September 30, 1997  $ 6,270,296   9,484,847  $ 474,243    6,330,956    $ 30,000       $  9,000          $  (573,903)
                                 ==========   =========   ========   ===========     =======       ========           ==========

                                              See Accompanying Notes To Consolidated Financial Statements.

                      EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    (UNAUDITED)
                       CONSOLIDATED  STATEMENTS OF CASH FLOW

                                                                                           9 months Ended September 30,
                                                                                  -------------------------------------------------
                                                                                            1997                     1996
                                                                                  -----------------------  -----------------------
     CASH FLOWS USED IN OPERATING ACTIVITIES
             Net Income                                                                    $ 2,233,015             $ 1,090,205
             Adjustments to reconcile net income to net cash used in operating activities:
                Depreciation and amortization                                                  753,925                 463,363
                Provision for doubtful receivables                                             225,000                 162,719
                Provision for deferred taxes                                                   (90,000)                    -0-
                Gains on sales of contracts                                                     29,689                 383,419
                Changes in assets and liabilities:
                  Increase decrease in other assets                                           (885,804)                119,496
                  Increase in accounts receivable - related parties                            (66,334)               (452,061)
                  Increase in restricted cash                                                  (52,335)             (1,022,869)
                  Decrease in accounts payable, cash overdraft and accrued
                    expenses                                                                  (242,390)               (746,712)
                  Increase (decrease) in accounts payable--related parties                       1,532                (849,120)
                                                                                             ---------               ---------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      1,903,298                (851,560)

     CASH FLOWS USED IN INVESTING ACTIVITIES
             Proceeds from sales of contracts                                                      -0-               6,927,972
             Increase in receivables, net                                                  (12,849,468)            (13,800,541)
                                                                                           -----------             -----------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (12,849,468)             (6,872,569)

     CASH FLOWS FROM FINANCING ACTIVITIES
             Payments on loans payable--related party                                              -0-              (6,687,532)
             Payments on notes receivable--related party                                     8,791,239                     -0-
             Proceeds on loans payable--related party                                        1,452,861                     -0-
             Proceeds from recourse notes payable                                            7,334,812              12,731,135
             Payments on recourse notes payable                                             (9,266,832)            (15,114,865)
             Proceeds from non-recourse notes payable                                       16,258,116              27,770,848
             Payments on non-recourse notes payable                                        (15,208,551)            (11,120,285)
                                                                                           -----------             -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                       9,361,645               7,579,301
                                                                                           -----------              ----------
                  INCREASE (DECREASE) IN CASH                                               (1,584,525)               (144,828)
                                                                                             -----------            ----------
     Cash at beginning of period                                                             4,037,201               1,302,934
                                                                                             -----------            ----------
                  CASH AT END OF PERIOD                                                    $ 2,452,676             $ 1,158,106
                                                                                           ===========              ==========
                                              See Accompanying Notes To Consolidated Financial Statements.

                               EQUIVEST FINANCE, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A.   Basis of Presentation

          The accompanying consolidated interim financial statements as of September 30, 1997 and for the nine-month period ended September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results expected for the year ended December 31, 1997. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the period ended December 31, 1996.

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

          Other income primarily represents fees, which are recognized as income when Resort Funding performs the related service. These services include billing services for developers, servicing of accounts receivable sold under its financing facility (discontinued after April
     1996), and loan commitment, chargeback and collection fees to its resort developers.

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

          In July 1997, a Las Vegas, Nevada developer and customer of Resort Funding filed for bankruptcy court protection. As of October 31, 1997, the developer had outstanding indebtedness on its acquisition and development loans of approximately $6 million, which loans are secured by first and third mortgages on the property. This amount owed includes principal, accrued interest, and certain other fees relating to such loans. Although the appraised value of this property is substantially in excess of the debt owed to Resort Funding, there can be no assurance that the bankruptcy will not affect the amount owed to Resort Funding. A loss by Resort Funding on this loan could have a material impact on Resort Funding's financial statements, and the Company.

          As of October 31, 1997, a resort property located in Hilton Head, South Carolina was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. As of October 31, 1997, Resort Funding was owed approximately $140,000 by the developer in overdue payments. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrears. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments as they become due. The balance owed to Resort Funding under the referenced loan as of October 31, 1997 was approximately $3.6 million.

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


                       THREE MONTHS ENDED SEPTEMBER 30, 1997
                       -------------------------------------
     Results of Operations
     ---------------------

     Revenues increased 12.6% to $3,884,100 for the three months ended September 30, 1997, from $3,448,000 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of portfolio growth, interest income from notes receivable from a related party and higher cash balances, as well as an increase in commitment fees. Income before income taxes increased 141.1% to $632,500 and net income after taxes increased 144.8% to 632,500 for the three months ended September 30, 1997, from $262,400 and $258,400, respectively, for the same period in 1996. In both cases, the increase was due primarily to an increase in interest income as a result of growth in portfolios being held for investment and interest income from notes receivable from a related party. The increase was offset in part by an increase in debt issue costs, an addition of $225,000 to the provision for doubtful accounts, and a decrease on the gain of sale of contracts. Resort Funding's income before taxes increased 142.9% to $647,900 for the three months ended September 30, 1997, compared to $266,800 for the same period in 1996.

     Interest Income
     ---------------

     Interest on loans increased 17.3% to $3,692,400 for the three months ended September 30, 1997, from $3,148,000 for the same period in 1996, primarily due to growth in the portfolio held for investment, income from notes receivable from a related party, and higher cash balances. Interest on consumer notes increased 19.0% to $2,484,500 for the three months ended September 30, 1997, from $2,087,300 for the same period in 1996, as a result of growth in the portfolio held for investment. The growth in interest income on consumer notes was augmented by $159,700 in interest income on notes receivable from a related party, which notes did not exist in the same period a year earlier. This increase in interest income more than offset a decrease of 5.2%, or $54,300, in interest received on acquisition and development loans to developers, due to lower than average balances outstanding compared to the same period in 1996.

     Gain on Sale of Contracts
     -------------------------

     Interest revenue was partially offset by a decrease of 100% on gains on the sale of consumer contracts, to $0 for the three months ended September 30, 1997, from $184,700 for the same period in 1996. This decrease was caused by a portfolio purchased at a discount in 1996, coupled with a prohibition by Resort Funding's primary lender, ING (U.S.) Capital Markets, Inc. ("ING"), on sales of loans using ING's commercial paper facility after April 1996.

     Other Income
     ------------

     Other income increased by 66.3% to $191,700 for the three months ended September 30, 1997, from $115,300 for the same period in 1996, primarily due to an increase in commitment fees.

     Provision for Doubtful Accounts
     -------------------------------

     The provision for doubtful receivables increased 71.6% to $225,000 for the three months ended September 30, 1997, from $131,100 for the same period in 1996, as a result of an increased level in new originations.

     Interest Expense
     ----------------

     Interest expense decreased 3.8% to $2,024,500 for the three months ended September 30, 1997, from $2,104,300 for the same period in 1996, primarily due to lower interest rates on other bank notes. In the quarter comparison, average outstanding bank debt increased approximately 43% in 1997, but the interest expense on the related debt decreased by 5.7% due entirely to lower interest rates on other bank notes. The interest expense on the ING facility increased 20.6% to $889,900 for the third quarter of 1997 from $737,700 for the third quarter of 1996, due primarily to higher outstanding balances. Interest expense on other bank notes decreased 28.7% to $602,300 for the three months ended September 30, 1997, from $845,000 for the same period in 1996, due to a decrease in interest rates. The average interest rates on other bank notes decreased to 5.8% for the third quarter of 1997, from 10.3% for the same period in 1996. The decrease in interest rates is entirely due to the addition of certain loans relating to the settlement of the claims made by several lenders (the "Banks") in the bankruptcy case of Bennett Funding Group, Inc. ("BFG") and its affiliate, Aloha Capital Corporation (collectively, the "Debtors"), arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"), ranging in term from 30 to 120 months, with an average duration of 70 months. Additional such settlements have been entered into from time to time with a total amount through October 31, 1997, of approximately $22,700,000. The weighted average interest rate on the Settlement Loans is 2.1% compared with a rate as of September 30, 1997 of 10.5% on the ING facility. The beneficial effect of the extremely low interest rates of the Settlement Loans is partially offset by a 3% per annum arrangement fee paid by Resort Funding to BFG, which fee is accounted for as a cost of debt issuance.

     Selling, General and Administrative
     -----------------------------------

     Selling, General and Administrative costs decreased 7.6% to $716,100 for the three months ended September 30, 1997, from $774,800 for the same period in 1996, primarily due to a decrease in office-related expenses. The decrease was slightly offset by higher outside services expenditures. The results from the Company's administrative expenses increased by 250.0% to $15,400 for the three months ended September 30, 1997, from $4,400 for the same period in 1996.

     Debt Issue Costs and Amortization
     ---------------------------------

     Debt issue costs and amortization increased 58.2% to $270,600 for the three months ended September 30, 1997, from $171,000 for the same period in 1996. The increase was primarily attributable to the amortization of debt issue costs for the 3% per annum arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate") relating to the Settlement Loans. Resort Funding is obligated to pay the arrangement fee to the Estate based on the unpaid principal balance of the new term loans. The increases in amortization of debt issue costs were offset by decreases in debt issue costs associated with other lenders.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes for the three months ended September 30, 1997 decreased 100.0% to $0, from $4,000 for the same period in 1996. The net decrease results from increased state income taxes during the period being offset by the deferred taxes associated with the provision for doubtful accounts. The income tax provision includes the utilization of net operating loss carryforwards which shelter the Company's book income from federal income taxes. The provision for income taxes for the three months ended September 30, 1996 also reflects the utilization of net operating loss carryforwards and the deferred tax provision relating to the provision for doubtful accounts.


                        NINE MONTHS ENDED SEPTEMBER 30, 1997
                        ------------------------------------
                               Results of Operations
                               ---------------------

     Revenues increased 9.9% to $11,534,300 for the nine months ended September 30, 1997, from $10,498,700 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of portfolio growth, interest income from notes receivable from a related party and higher cash balances, and an increase in commitment fee income. This increase was partially offset by a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. Service income, interest income on acquisition and development loans, and gains on the sale of consumer contracts also had a negative impact on the overall increase in revenues. Income before income taxes increased 97.3% to $2,413,000 and net income after taxes increased 104.8% to $2,233,000 for the nine months ended September 30, 1997, from $1,223,200 and $1,090,200, respectively, for the same period in 1996. The increase was due primarily to an increase in interest income as a result of growth in portfolios being held for investment and decreased expenses resulting from the discontinuance of fees paid to an affiliate of the Company and administrative expenses from the Company. Resort Funding's income before taxes increased 62.1% to $2,515,000 for the nine months ended September 30, 1997 compared to $1,551,300 for the same period in 1996.

     Interest Income
     ---------------

     Interest on loans increased 16.4% to $11,006,600 for the nine months ended September 30, 1997, from $9,455,100 for the same period in 1996, primarily due to growth in the portfolio held for investment, income from notes receivable from a related party, as well as higher cash balances. Interest on consumer notes increased 20.0% to $7,368,800 for the nine months ended September 30, 1997 from $6,142,400 for the same period in 1996, as a result of growth in the portfolio held for investment. The growth in interest income on consumer notes was augmented by $518,700 in interest income on notes receivable from a related party, which notes did not exist in the same period a year earlier. This increase in interest income more than offset a decrease of 11.4% or $369,800 in interest received on acquisition and development loans to developers, due to lower than average balances outstanding compared to the same period in 1996.

     Gain on Sale of Contracts
     -------------------------

     Interest revenue was partially offset by a decrease of 92.3% on gains on the sale of consumer contracts, to $29,700 for the nine months ended September 30, 1997 from $383,400 for the same period in 1996. This decrease was caused by a portfolio purchased at a discount in 1996 coupled with a prohibition by Resort Funding's primary lender, ING (U.S.) Capital Markets, Inc. ("ING"), on sales of loans using ING's commercial paper facility after April 1996.

     Other Income
     ------------

     Other income decreased by 24.6% to $498,000 for the nine months ended September 30, 1997, from $660,200 for the same period in 1996. The year-to-date decrease was primarily due to a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. Other income also decreased due to the elimination of service fees paid by ING in the first quarter of 1996. The decrease was partially offset by an increase in origination fees.

     Provision for Doubtful Accounts
     -------------------------------

     The provision for doubtful receivables increased 38.3% to $225,000 for the nine months ended September 30, 1997, from $162,700 for the same period in 1996, as a result of an increase in new originations.

     Interest Expense
     ----------------

     Interest expense increased 5.4% to $6,301,600 for the nine months ended September 30, 1997, from $5,977,200 for the same period in 1996, primarily due to higher levels of borrowing (caused by ING's prohibition on the sales of the loans by Resort Funding) and an increase in the interest rate charged on the ING facility. The interest expense on the ING facility increased 57.1% to $2,662,800 for nine months ending September 30, 1997 from $1,695,100 for same period of 1996. Interest expense on other bank notes decreased 25.6% to $1,985,700 for the nine months ended September 30, 1997, from $2,668,400 for the same period in 1996, due to a decrease in interest rates. The average interest rates on other bank notes decreased to 6.4% for the first three quarters of 1997, from 10.3% for the same period in 1996. The decrease in interest rates is due entirely to the addition of certain loans relating to the settlement of the claims made by several lenders (the "Banks") in the bankruptcy case of Bennett Funding Group, Inc. ("BFG") and its affiliate, Aloha Capital Corporation (collectively, the "Debtors"), arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"), ranging in term from 30 to 120 months, with an average duration of 70 months. The weighted average interest rate on the Settlement Loans is 2.1% compared with a rate as of September 30, 1997 of 10.5% on the ING facility. The beneficial effect of the extremely low interest rates of the Settlement Loans is partially offset by a 3% per annum arrangement fee paid by Resort Funding to BFG, which fee is accounted for as a cost of debt issuance.

     Selling, General and Administrative
     -----------------------------------

     Selling, General and Administrative costs decreased 22.0% to $1,723,700 for the nine months ended September 30, 1997, from $2,209,100 for the same period in 1996. The decrease was primarily a result of the elimination of application, recording and processing fees paid to an affiliate of the Company, as well as lower office-related costs in 1997. The decreases were slightly offset by higher outside services expenditures. The results from the Company's administrative expenses decreased by 68.9% to $102,000 for the nine months ended September 30, 1997, from $328,000 for the same period in 1996.

     Debt Issue Costs and Amortization
     ---------------------------------

     Debt issue costs and amortization increased 28.5% to $769,000 for the nine months ended September 30, 1997, from $598,400 for the same period in 1996. The increase was primarily attributable to the amortization of debt issue costs for the 3% per annum arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate") relating to the Settlement Loans. Resort Funding is obligated to pay the arrangement fee to the Estate based on the unpaid principal balance of the new term loans. The increases in amortization of debt issue costs were offset by decreases in debt issue costs associated with other lenders.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes for the nine months ended September 30, 1997 increased 35.3% to $180,000, from $133,000 for the same period in 1996. The increase was primarily attributable to the provision for the state income taxes, since the current period tax provision includes the utilization of net operating loss carryforwards which shelter the Company's book income from federal taxes. The current portion of the provision relates to currently payable state income taxes, and the deferred portion of the provision relates to the provision for doubtful accounts. The provision for income taxes for the nine months ended September 30, 1996 also reflects the utilization of net operating loss carryforwards (but only for the period after February 16, 1996).

     PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     Bankruptcy of Affiliated Companies; Relationship to Bankruptcy
     --------------------------------------------------------------

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

          None.

     Item 3.  Defaults Upon Senior Securities

          None.

     Item 4.  Submission of Matters to a Vote of Security Holders

          None.

     Item 5.  Other Information

     Recent Developments
     -------------------

          On October 24, 1997, the Trustee received a proposal from the Official Committee of Unsecured Creditors of BFG to exchange the entire debt of approximately $25.3 million owed by Resort Funding to BFG, less certain offsetting debt owed to Resort Funding and the Company, into 4,645,596 shares of the Company. This represents a conversion price of $5.375 per share, which price was based on the average closing price of the Company's stock for the ten trading days prior to the date of the proposal. Such proposal was advanced to the Company by the Trustee on behalf of BFG, subject to Bankruptcy court approval. The BFG proposal was independently reviewed by the Company's Board of Directors on October 29, 1997, with the Trustee not participating. The Board approved the proposal with certain adjustments.

          The Company announced on October 2, 1997 that it had elected three new directors to fill vacancies on its board of directors. The newly elected directors are George W. Carmany III, John R. Petty, and Richard
     C. Breeden.

          George W. Carmany III is Chairman of the New England Medical Center in Boston, Massachusetts. He is also President of The G.W. Carmany Co., Inc. in Boston, Massachusetts, which is an advisor of and investor in small companies. A graduate of Amherst College, Mr. Carmany began his business career with Bankers Trust Company as an officer in its international Banking Department in New York, and later as Executive Director of its merchant banking subsidiary in Australia. From 1975-1995 he served in a variety of senior positions with American Express Company, including Senior Vice President, Corporate Strategic Planning. At American Express Bank, Mr. Carmany served as Senior Executive Vice President and Chief Administrative Officer before joining American Express Company's subsidiary The Boston Company as Senior Executive Vice President, Treasurer and Director, a position he held until the sale of that company to Mellon Bank Corporation. Mr. Carmany subsequently served as Chairman of the Olympia and York Noteholder's Steering Committee, and he is Chairman of the New England Medical Center, Inc. Mr. Carmany serves as a director or trustee of numerous organizations, including Ekco Group, Inc., Bentley College, the U.S.S. Constitution Museum, and The South Street Seaport Museum.

          John R. Petty, former Chairman and Chief Executive Officer of Marine Midland Bank, is currently Chairman of Federal National Payables, Inc. Bethesda, Maryland and TECSEC, Inc., Vienna, Virginia. Following his graduation from Brown University, and a tour in the U.S. Navy, Mr. Petty joined the Chase Manhattan Bank, where he worked until serving in the U.S. Treasury Department from 1966-1972, primarily as Assistant Secretary of the Treasury for International Affairs. After five years as a partner of Lehman Brothers, Inc., Mr. Petty joined Marine Midland Bank, as President and/or Chairman and Chief Executive Officer from 1976-1988. Since retiring from Marine Midland Bank, Mr. Petty has pursued a variety of interests including serving as Chairman of the Nippon Credit Trust Company. He has formed and managed finance companies and is a principal in high technology ventures. Mr. Petty has served as a director of numerous public companies, including Hongkong and Shanghai Banking Corporation, RCA, NBC, Hercules, Inc., Anixter International Corporation, ANTEC Corporation, and others. He is a Trustee of American University, a member of the Council on Foreign Relations and of the Inter-American Dialogue, and President of the Foreign Bondholders Protective Council.

          Richard C. Breeden is President and Chief Executive Officer of Richard C. Breeden & Co., Inc., in Greenwich, Connecticut, which provides consulting and management services in turnarounds, bankruptcies and other corporate distress situations, as well as consulting on global and domestic capital markets. An honors graduate of Stanford University and Harvard Law School, Mr. Breeden served in the White House as a senior economic and financial advisor to President George Bush. From 1989-1993 he served as Chairman of the U.S. Securities and Exchange Commission following his appointment by President George Bush and unanimous confirmation by the U.S. Senate. Mr. Breeden currently serves as the Trustee of BFG and it's affiliated entities. Mr. Breeden has served on numerous boards and commissions, including a consultative commission including the Bank of England, Bank of Japan, Federal Reserve Board and the S.E.C., the North American Advisory Board of Daimler-Benz A.G., The Philadelphia Stock Exchange, Inc. (where he also serves as Chairman of the Audit Committee), the German-American Chamber of Commerce, and advisory commissions on capital markets in Italy, China and Russia. Mr. Breeden is a Trustee of St. Paul's Cathedral Trust in America and the National Policy Association in Washington, D.C. Mr. Breeden has been elected Chairman of the Board and Chief Executive Officer of the Company.

     Item 6.  (a) Exhibits

          The following exhibits are filed herewith:  None.

          (b) Reports on Form 8-K

          None

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

     EQUIVEST FINANCE, INC.

     BY:  /s/ Gerald L. Klaben
          -----------------------------------------------------------
          Gerald L. Klaben, Jr., Executive Vice President and Chief
            Financial Officer


     Dated November 13, 1997