Form 10KSB
period 1997-12-31
EQUIVEST FINANCE INC
filed 1998-03-31
CIK 820917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1997
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ___________ to__________

Commission File Number: 0-18201

                             EQUIVEST FINANCE, INC.
             (Exact name of Registrant as specified in its charter)

Florida                                                   59-2346270
-------                                                   ----------
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                            Identification No.)

2 Clinton Square, Syracuse, New York                      13202
------------------------------------                      -----
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:  (315) 422-9088

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock. $.05 par value.
Series One Class A 12 1/2 % Cumulative Convertible Preferred Stock
------------------------------------------------------------------
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

The Company's revenues for the most recent fiscal year were $15,964,486.

The aggregate market value of the approximate 2,360,000 shares of Common Stock of the Company outstanding as of December 31, 1997 held by non-affiliates of the Company was approximately $12,685,000 calculated on the basis of the closing price of such stock on that date. The total number of shares outstanding of the Company's Common Stock, as of December 31, 1997, was 21,834,443.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1997

                                      INDEX

PART I                                                                      PAGE

Item 1    Business                                                             3
Item 2    Properties                                                          14
Item 3    Legal Proceedings                                                   14
Item 4    Submission of Matters to a Vote of Security Holders                 15

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           16
Item 6    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         17
Item 7    Financial Statements                                                22
Item 8    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          22

PART III

Item 9    Directors, Executive Officers, Promoters & Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 24

Item 10   Executive Compensation                                              26
Item 11   Security Ownership of Certain Beneficial Owners and Management      31
Item 12   Certain Relationships and Related Transactions                      31

PART IV

Item 13   Exhibits, List Reports on Form 8-K                                  32

                                 PART I

Item 1. Business

Introduction

      General. Equivest Finance, Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Resort Funding, Inc. ("Resort Funding") provides financing to resort developers through hypothecation loans, through the purchase of developers' vacation ownership interests ("VOIs" or "timeshare intervals") and through the direct financing of resort properties to be developed and sold to consumers pursuant to timeshare interval programs. The Company's commitments on any single project for the purchase of consumer receivables or for hypothecation loans typically range from $1 million to $20 million. Commitments on any single project for acquisition and development financing typically range from $200,000 to $10 million.

      Prior to acquiring Resort Funding (formerly known as Bennett Funding International, Ltd.), the Company was an insurance premium finance company licensed under the laws of the State of Florida. In 1995 the Company discontinued operations as an insurance premium finance company. Since February, 1996, all of the Company's business has been conducted through Resort Funding.

      Loan Program. Resort Funding's two primary products are (i) the financing of consumer timeshare receivables, and (ii) making loans to fund the acquisition, development and construction of timeshare resorts. The consumer notes are originated by the timeshare developers with interest rates generally ranging from 10-18%, and amortization periods from 36-120 months (typically, 84 months). Resort Funding will either purchase the consumer notes at a negotiated price from the developer or, alternatively, it may lend against the consumer notes at a negotiated rate with the developer, in either case subject to satisfactory underwriting approval of each individual consumer. Consumer loans are usually over-collateralized, and they are typically structured with full recourse to the developer.

      Resort Funding's ability to acquire timeshare receivables and to make receivable loans is not only reliant upon offering attractive receivable-financing products, but has become increasingly dependent on its ability to provide a flexible acquisition and development program to the project developer. Acquisition and development lending is provided to developers to acquire, construct and renovate resort properties. Resort Funding provides acquisition and development loans that are primarily floating rate loans with a minimum rate of interest, and maturities ranging from 3 to 5 years. Such loans generally require the developer to amortize the loan through a release fee for every timeshare interval sold. In addition, these loans may include a fixed amortization period if certain sales volumes are not achieved. Acquisition and development loans are typically over-collateralized and are secured by mortgages on the resort, coupled with personal or corporate guarantees from the developer.

      In addition, Resort Funding provides pre-construction financing to support timeshare interval sales while construction is taking place. These funds are usually required by developers because most states, in an effort to protect consumers, require that all money collected from the consumer (pursuant to the sale of the timeshare interval) be placed in escrow until a certificate of occupancy for the resort is issued. The terms of these pre-construction loans vary in length from 6 to 18 months and typically provide for a loan of up to 50% of each timeshare interval sale, with the timeshare contract and cash receipts used as collateral. The 50% advance allows the developer to fund its sales and marketing costs. Once the certificate of occupancy is issued, a reconciliation takes place and all of the approved consumer contracts are either purchased or hypothecated. The proceeds, along with the cash receipts, are used to pay off the interim loan.

      At December 31, 1997, Resort Funding had agreements for resort development financing with 17 developers covering 23 timeshare resort complexes. Resort Funding's consumer contract lending results from timeshare interval purchases at resorts owned by these developers, as well as a number of other resort developments whose construction was not financed by Resort Funding. At December 31, 1997, Resort Funding was committed to lend approximately $10 million for resort construction or renovation. Resort Funding has agreements in place to purchase timeshare interval contracts from 33 resorts, and hypothecation loans relating to another 4 resorts.

      Bankruptcy of Affiliated Companies and Related Litigation. Effective February 16, 1996, the Company entered into an Agreement and Plan of Exchange (the "Exchange Agreement"), between the Company, The Bennett Funding Group, Inc. ("BFG") and Resort Funding, pursuant to which the Company acquired all of the common stock of Resort Funding from BFG in exchange for the issuance to BFG of 10,000 shares of the Company's Series 2 Preferred Stock and 3,000 shares of the Company's Convertible Preferred Stock. As a result of the Exchange Agreement and certain prior investments, BFG and an affiliate of BFG acquired beneficial ownership of approximately 86% of the Company's voting shares.

      On March 29, 1996, subsequent to the closing of the transactions contemplated by the Exchange Agreement, BFG, along with its affiliate Bennett Management & Development Corp. ("BMDC"), also a principal stockholder of the Company, filed voluntary petitions (the "Petitions") for reorganization (Case Nos. 96-61376 and 96-61379, respectively)(the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").

      On April 18, 1996, the U.S. Department of Justice appointed, and the Bankruptcy Court approved, the Hon. Richard C. Breeden as trustee in bankruptcy (the "Trustee") for BFG and BMDC, as well as for certain other related debtors (collectively, the "Estate"). Mr. Breeden was subsequently appointed Trustee of Aloha Capital Corporation ("ACC"), The Processing Center ("TPC") and certain other affiliates of BFG. Mr. Breeden served as Chairman of the United States Securities and Exchange Commission (the "SEC") from 1989 to 1993, following several years' service in the White House and as a lawyer in private practice. Mr. Breeden was the chairman of the world-wide financial services industry group of the accounting firm of Coopers & Lybrand from 1993 to September 1996, when he resigned to establish Richard C. Breeden & Co. in Greenwich, Connecticut, a firm specializing in aiding troubled companies and consulting on global capital markets.

      The Petitions were filed after (i) the SEC filed a civil complaint (the "Civil Complaint") in the United States District Court for the Southern District of New York (the "Court") against BFG, BMDC, certain of their affiliates and Patrick R. Bennett, the former Chief Financial Officer of BFG (Case No. 96 Civ. 2237 (JES)) and (ii) the United States Attorney for the Southern District of New York filed a criminal complaint (the "Criminal Complaint") in the Court against Patrick Bennett alleging perjury and criminal violations of the anti-fraud provisions of the federal securities laws. The Civil Complaint alleged numerous violations of the anti-fraud provisions of the federal securities laws, based in part on allegations of sales of fictitious equipment leases, fraudulent misrepresentations to investors in private placements of debt securities, and misappropriation of corporate assets. In June 1996, the Trustee filed an adversary proceeding seeking more than $1 billion in damages from, among others, prior controlling stockholders of BFG and its affiliates and certain of their business associates, BFG's previous auditing firm and others.

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

      The Company utilizes certain of its affiliates, including BFG and TPC, for certain administrative requirements, including some aspects of the Company's consumer receivable servicing. There can be no assurance that the services currently available from the bankrupt entities will continue to be available in the future on the same terms, or at all.

      On November 24, 1997, the Trustee received Bankruptcy Court approval for the conversion, effective October 30, 1997, of approximately $25 million owed to BFG through intercompany notes into common stock of the Company at a price of $5.375 per share. At December 31, 1997, after the conversion of the intercompany notes into equity, the Trustee beneficially controlled approximately 91% of the Company's outstanding shares of voting stock on behalf of the consolidated Bennett estate.

      In response to a request from the Committee of Uncensored Creditors of the bankrupt Bennett entities (the "Creditors' Committee"), the Trustee has agreed that the shares of the Company owned by the bankrupt Bennett entities will not be voted without consultation with the Creditors' Committee and Bankruptcy Court approval. The Creditors' Committee has also requested that additional members be added to the Board of Directors of the Company and has suggested possible candidates. These matters are under consideration by the Board of Directors of the Company. It is unclear whether the Creditors' Committee or the Office of the U.S. Trustee will make additional requests concerning the corporate governance of the Company and what, if any, impact such suggestions (whether or not acted upon) may have upon the Company's performance.

management could lead to resignations among current officers and directors of the Company. In such event there can be no assurance that the Company's funding sources will continue to provide financing, or that necessary new sources of funding will become available. If efforts to draw the Company closer into the bankruptcy process are made and are successful, the Company could experience material financial losses notwithstanding its strong financial condition.

      Market for the Company's Common Stock and Preferred Stock. The Company was delisted from the National Association of Securities Dealers Automated Quotation System ("NASDAQ Stock Market") in February, 1996. The Company's application for relisting on the NASDAQ Stock Market was approved and the Company's common stock resumed trading on the NASDAQ Stock Market on February 24, 1998 under the symbol "EQUI."

      Additional Financing Requirements. Resort Funding's business is capital intensive. On November 14, 1997, the Company closed a new, $105 million financing facility (the "CSFB Facility") with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). The CSFB Facility includes a revolving facility of $30 million for funding acquisition and development loans to developers, with the balance of $75 million to be used for receivables financing. The CSFB Facility has a materially lower rate of interest than the Company's previous financing arrangements.

      Prior to closing the CSFB transaction, Resort Funding's primary source of funding for new originations was a $50 million purchase/pledge facility with Holland Limited Securitization Inc. ("HLS"), a multi-seller commercial paper issuer sponsored by ING (U.S.) Capital Markets, Inc. ("ING"). The ING facility was assigned to CSFB as part of the CSFB transaction. In addition to the assignment of the ING facility relating to the purchase of consumer receivables, the consumer receivables element of the CSFB Facility now provides funding for the hypothecation loans originated by Resort Funding. The CSFB Facility also provides, subject to additional documentation between Resort Funding and CSFB, for the inclusion of receivables from foreign projects, as well as a higher advance rate on funding draws.

      At December 31, 1997, $19,398,000 was available for acquisition and development lending and $10,602,000 was the balance of funds used under the facility. At December 31, 1997, $31,044,000 was available under the consumer receivables portion of the CSFB Facility, and $43,956,000 was the balance of funds used under that facility. The consumer receivables portion of the CSFB Facility is over-collateralized by approximately $17,000,000.

      Impact of Real Estate Economic Cycles and Lack of Product. The risks associated with the Company's business become more acute in an economic slowdown. Such an environment is generally characterized by decreased demand for vacation real estate and declining real estate values in many areas of the country. Delinquencies, foreclosures, and loan losses generally increase during economic slowdowns or recessions. Any future slowdowns could adversely affect future operations of the Company. Moreover, there can be no assurance that the timeshare industry will not decrease even in a stable economic environment, whether in response to sales practice abuses, oversupply, undersupply or other factors. Failure by developers to generate new timeshare intervals would also adversely affect the Company's results.

      Availability of Other Financing Sources. The ready availability of financing for new timeshare projects through IPOs, as well as generous terms offered by more lenders, could result in overbuilding and an oversupply of intervals in the timeshare market. This could lead to declining values or over-saturation for timeshare assets similar to other real estate over-expansions. In addition, the availability of financing at rates and on terms more favorable than those offered by Resort Funding may negatively affect Resort Funding's ability to provide additional financing to certain of its existing customers, as well as its ability to attract new customers. Further, lenders who traditionally did not provide financing to Resort Funding's target customers may be forced to do so as other loans made by such lenders are repaid as a result of financings in the capital markets by developer customers of such firms. This phenomenon exposes the Company to more intense competition for new acquisition and development loans which, among other things, increases pressure to lower lending rates of interest.

      Prepayments. A significant portion of the Company's revenues has been comprised of interest earned over the term of the VOIs purchased or hypothecated. If prepayments are made, as may happen due to future changes in interest rates or other factors, a decrease in earnings will result. The Company's hypothecation loans generally prohibit prepayment by developers during a stated period. Then, prepayment is permitted but a premium is added to the prepayment amount for a portion of the loan term.

      Dependence on Senior Management and Directors. The Company's success depends upon the continued contributions of Resort Funding's small senior management team, its board of directors, and the Trustee. The loss of services of certain of Resort Funding's executive officers, directors or the Trustee could have a material adverse effect upon the Company's business. The Trustee serves as chief executive officer of the Company and as chairman of the Company's board of directors, solely as a representative of the Estate. The Trustee has no employment contract or other agreement with the Company to require his continued involvement, and he does not receives any salary or other compensation from the Company. The Trustee's principal duty is to creditors of the Estate, as majority shareholder of the Company. If the shares of stock owned by the Estate were liquidated, there can be no assurance that the Trustee would remain with the Company. If the Trustee were no longer chief executive officer of the Company, there can be no assurance that the Company could retain such a person with comparable experience and stature without a reasonable period of time. Any such replacement would require compensation arrangements which would have a negative impact on the Company's earnings.

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

      Withdrawal of Audited Financials. On March 29, 1996, Mahoney Cohen Rashba & Pokart, PC ("Mahoney Cohen") sent a letter to BFG resigning as BFG's auditor and withdrawing its reports on all financial statements of BFG and its related entities, including Resort Funding. In the letter, Mahoney Cohen stated that such financial statements were based on, among other things, information supplied by Patrick Bennett and, in light of the allegations that Mr. Bennett had provided Mahoney Cohen with false and misleading information relating to BFG and BMDC, Mahoney Cohen claimed it had no choice but to withdraw its reports on such financial statements. Mahoney Cohen is among the defendants of the Trustee's adversary proceeding as a result of their audits of BFG. The Company subsequently hired the accounting firm of Firley, Moran, Freer & Eassa, P.C. ("FMFE") to serve as its independent auditor, and FMFE has issued its opinion of the financial statements for the years ended December 31, 1997, December 31, 1996 and December 31, 1995; audited financial statements for the years ended December 31, 1997, and December 31, 1996 are included herein.

      Preferred Stock Dividends. As of December 31, 1997 the Company had cumulative undeclared and unpaid dividends on its preferred stock of $162,657. No Common Stock dividends can be paid until all preferred stock dividends are paid. On January 6, 1998, the Company issued a redemption notice with regard to its Series 1 Class A 12.5% Preferred Stock, which stock was mandatorily redeemable commencing during the year ended December 31, 1997. The redemption date for the preferred stock was February 13, 1998, and the Company is required to pay all accrued but unpaid dividends upon redemption of the preferred shares. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

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

      Competition. The financing of VOI loans is highly competitive and many of Resort Funding's competitors have significantly greater financial resources. Resort Funding typically targets resorts acquired and constructed by established developers. There can be no assurance that Resort Funding's strategies will be effective.

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

      Servicing and Year 2000 Compliance. The computer software and hardware platform for Resort Funding's loan servicing program is owned by a bankrupt affiliate. The platform is not yet Year 2000 compliant. There can be no assurance that the bankrupt affiliate will continue to make the servicing platform unavailable to Resort Funding, that Resort Funding will be able to acquire the servicing platform from the bankrupt affiliate, or that the affiliate will cause the platform to become Year 2000 compliant. Resort Funding has previously used unaffiliated third parties on occasion to perform its loan servicing, at a cost; if necessary, the Company believes it will be able to make arrangements with a third party to perform such services.

      In addition, some of the Company's own computer systems use software which identifies dates only by the last two digits of a year. Therefore, these systems cannot distinguish between dates in the year 2000 and dates in the year 1900. As a result, functions using these systems would not work properly in the year 2000. The Company is working to identify and to address any systems which are non-compliant and expects that all programs and systems will be corrected, tested and functional, or replaced in the ordinary course of business, prior to December 31, 1999. The costs of any corrective measures are not expected to be material. However, there can be no assurance that the Company's corrective efforts will not be delayed or that costs will not exceed expectations, or that all of the Company's systems will be corrected as of January 1, 2000.

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

      Collections and Delinquencies. Resort Funding believes that its low annual delinquency rate of approximately 2% (after chargebacks of such delinquent contracts to developers as described below) for the VOI portfolio is attributable to the application of its credit underwriting criteria, collection efforts as soon as a borrower is 10-15 days delinquent, personal and corporate guarantees, and Resort Funding's reserve on every loan. There can be no assurance that this favorable experience will continue.

      In July 1997, a resort developer customer of Resort Funding in Las Vegas, Nevada filed for bankruptcy court protection. To date, Resort Funding has purchased approximately $2.5 million of VOI loans from the now bankrupt developer. Although the performance of these VOI loans has to date been consistent with the balance of Resort Funding's portfolio, the bankrupt developer has indicated that it will reject the receivables purchase contract with Resort Funding, and therefore will no longer be required to replace or repurchase contracts that become delinquent. If Resort Funding no longer has recourse to the developer to repurchase or replace the delinquent contracts, Resort Funding may experience material losses related to this portfolio. Resort Funding has filed a contingent claim in the developer's bankruptcy case with regard to the VOI contracts. There can be no assurance that Resort Funding's claim will be allowed by the bankruptcy court, or that the claim will be paid in full. In addition, Resort Funding has outstanding acquisition and development loans to this developer of approximately $6.2 million.

      Collection efforts are managed on a daily basis and, unless dictated otherwise, consist of telephone contact and dunning notices. Collection services usually begin when an account is 10 days delinquent. At that time, Resort Funding attempts to contact the borrower and determine the reason for the delinquency and to attempt to bring the account current. Resort Funding also generates and mails weekly delinquency reports to developers. This is done in an effort to make the developer aware of any delinquent accounts and to encourage the developer to assist with certain delinquent accounts. If the status of the account continues to deteriorate, an analysis of the delinquency is reviewed by Resort Funding's collection manager to determine the appropriate action. Generally, under a purchase facility with a developer, when a loan becomes 90 days delinquent and it is determined the amounts are uncollectible from the borrower, the loan is charged back to the developer. For Resort Funding's hypothecation loans, when a VOI loan becomes 60 days delinquent, it is no longer eligible for inclusion in the facility and the developer must (i) either replace the ineligible contract with an eligible one, or (ii) the developer must pay Resort Funding an amount equal to the outstanding principal balance of such ineligible VOI loan.

      Regulations and practices regarding the liabilities of the borrower in default vary greatly from state to state. To the extent permitted by applicable law, Resort Funding collects late charges and returned check fees and records these items as additional revenue.

      Loan Servicing. Resort Funding's previous lending arrangements required that the VOI portfolio be serviced jointly by an unaffiliated third party and Resort Funding. Resort Funding's new financing agreements with CSFB permit Resort Funding to service the VOI portfolio so long as it is not in default of the loan. Resort Funding services approximately 17,000 VOI borrowers on a complete basis, utilizing its own facilities and personnel and those of TPC. This complete service includes issuing monthly invoices to customers, processing payments and collection procedures.

      Characteristics of the VOI Portfolio. The following table sets forth the characteristics of the VOI portfolio of Resort Funding as of December 31, 1997:

--------------------------------------------------------------------------------------------------------------------
                                                               Percentage of                        Percentage of
                                               Principal         Principal         Number of          Number of
Principal Balance                                Amount             Amount            Loans              Loans
-----------------                                ------             ------            -----              -----
 Less than $4,000                             $12,623,000           13.9%            5,209               30.3%
--------------------------------------------------------------------------------------------------------------------
 $4,000 - $5,999                              $29,547,000           32.4%            5,900               34.3%
--------------------------------------------------------------------------------------------------------------------
 $6,000 - $7,999                              $26,326,000           28.9%            3,817               22.2%
--------------------------------------------------------------------------------------------------------------------
 $8,000 - $9,999                              $12,863,000           14.1%            1,463                8.5%
--------------------------------------------------------------------------------------------------------------------
 Greater than $9,999                          $ 9,700,000           10.7%              800                4.7%
--------------------------------------------------------------------------------------------------------------------
                                Total         $91,059,000          100.0%           17,189              100.0%
--------------------------------------------------------------------------------------------------------------------

At December 31, 1997, the weighted average interest rate of the VOI loans included in Resort Funding's portfolio was 13.5% and the weighted average remaining maturity was approximately 63 months. The following table sets forth as of December 31, 1997 the distribution of interest rates payable on the VOI loans:

-------------------------------------------------------------------------------
                                                                Percentage of
                                                 Principal        Principal
Interest Rate                                     Amount           Amount
-------------                                     ------           ------

Less than 10.0%                               $       1,000            --%
-------------------------------------------------------------------------------
10.0% - 11.9%                                 $   5,385,000           5.9%
-------------------------------------------------------------------------------
12.0% - 13.9%                                 $  53,136,000          58.4%
-------------------------------------------------------------------------------
14.0% - 15.9%                                 $  32,006,000          35.1%
-------------------------------------------------------------------------------
Greater than 15.9%                            $     531,000            .6%
-------------------------------------------------------------------------------
Total                                         $  91,059,000         100.0%
-------------------------------------------------------------------------------

At December 31, 1997, Resort Funding's VOI borrowers resided in all 50 states, the District of Columbia and 6 territories and foreign countries.

Acquisition and Development Loan Portfolio

      General. Resort Funding also provides acquisition and development loans to resort developers. At December 31, 1997, Resort Funding's outstanding receivables for acquisition and development loans totaled $40,200,000. Resort Funding has an underwriting process for acquisition and development loans which includes site inspection and a review of the following: developer's experience and financial condition, market suitability for timeshare development, resort sales and marketing program (including market competition and sales team experience), and the development budget. The final approval for the acquisition and development loan is made by the Resort Funding's credit committee, which is comprised of senior management.

      Characteristics of Acquisition and Development Loan Portfolio.

--------------------------------------------------------------------------------
                                                              Percentage of
    # of Resorts     Principal Balance   Principal Amount    Principal Amount
--------------------------------------------------------------------------------
         12             < $1 million      $  5,100,000             12.7 %
--------------------------------------------------------------------------------
         3             $1-$2 million      $  4,600,000             11.4 %
--------------------------------------------------------------------------------
         3             $2-$3 million      $  7,000,000             17.4 %
--------------------------------------------------------------------------------
         2             $3-$4 million      $  6,900,000             17.2 %
--------------------------------------------------------------------------------
         3              > $5 million       $16,600,000             41.3 %
--------------------------------------------------------------------------------
                                  Total    $40,200,000            100.0 %
--------------------------------------------------------------------------------

      Interest rates on acquisition and development loans generally range from
10.5 to 14%.

      As previously noted, in July 1997, a Las Vegas, Nevada developer and customer of Resort Funding filed for bankruptcy court protection. As of December 31, 1997, the developer had outstanding indebtedness on its acquisition and development loans of approximately $6,200,000, secured by first and third mortgages on the property. This amount owed includes principal, accrued interest, and certain other fees relating to such loans. The appraised value of this property is substantially in excess of the debt owed to Resort Funding. Resort Funding filed secured claims in the developer's bankruptcy case relating to the acquisition and development loans. On December 31, 1997 the bankrupt developer filed its disclosure statement and joint plan of reorganization. The plan of reorganization lists Resort Funding's claims among the class of secured claims which, if allowed, the developer proposes to pay in full, together with all accrued unpaid interest. There can be no assurance that Resort Funding's claims will be allowed or that the developer's plan of reorganization will be approved by the bankruptcy court. A loss by Resort Funding on these loans could have a material impact on Resort Funding's financial statements, and the Company.

      In September, 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrears. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments as they become due. However, in January, 1998, the developer refused to deliver the deed in lieu of foreclosure and terminated the November 3 agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. As of December 31, 1997, the balance owed to Resort Funding under the referenced loan was approximately $3.4 million. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of December 31, 1997, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

Regulation

      The industry is subject to extensive regulation by the federal government, as well as by the states and foreign jurisdictions in which the resort properties are located and in which vacation packages and VOIs are marketed and sold. At the federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which Resort Funding is or may be subject appears in the Securities Act of 1933, the Truth in Lending Act, the Equal Opportunity Credit Act and the Interstate Land Sales Full Disclosure Act. In addition, many states have adopted specific laws and regulations with respect to the sale of vacation packages and interval ownership programs.

      Resort Funding is a member of the American Resort Developers Association ("ARDA"), the principal trade association representing the segment of the leisure industry that deals with ownership of resort and vacation products. Membership in ARDA entitles Resort Funding to various benefits and services, including advertising in ARDA publications and exhibiting at trade shows. ARDA has adopted a Code of Standards and Ethics, which sets forth standards of conduct and ethics to which Resort Funding is subject.

Competition

      The financing of resort developers through the purchase or hypothecation of VOIs and the direct financing of developers' acquisition and development of resort properties is highly competitive, with competition occurring primarily on the basis of interest rates of the loans, fees and customer service. Competitors in the financing business include commercial financial institutions, major lodging, hospitality and entertainment companies and finance companies, most of which have significantly greater resources than the Company. There can be no assurance that Resort Funding will not face increased competition from competitors currently in the business or from new entities entering the business.

      Resort Funding believes that it competes principally on the basis of (i) superior industry knowledge and experience; (ii) providing timely and complete customer service; (iii) providing acquisition and development loans; (iv) attracting borrowers whose needs are not met by traditional financial institutions and (v) providing developers with complete consumer receivable servicing.

Employees

      As of December 31, 1997, Resort Funding had 23 full-time and 9 part-time employees. Resort Funding's employees are not covered by a collective bargaining agreement. Resort Funding considers its relations with its employees to be good.

Item 2. Properties

      The Company's offices are located at 2 Clinton Square, Syracuse, New York 13202. The Company leases approximately 6,500 square feet of office space from an affiliated entity at a cost of $6,752 per month on a month-to-month basis. The lease payments are adjusted annually to reflect increases in real estate taxes and operating expenses.

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

      In January 1996, Joseph Mooney, former Senior Executive Vice President and Director of the Company, filed a lawsuit in the Circuit Court of Broward County, Florida against the Company, Murray Bacal (the former Chairman of the Board of the Company), and another defendant alleging, among other things, that the Company breached its obligations to him under a termination agreement and a prior letter of intent that Mr. Mooney claims would have permitted him to acquire certain assets of the Company. Mr. Mooney alleged that the Company tortuously interfered with certain business opportunities he had. Mr. Mooney's suit seeks certain declaratory and equitable relief, compensatory damages in excess of $1,050,000, plus prejudgment interest, court costs, reasonable attorneys fees and such other relief as the court may deem appropriate. In December 1996, Mr. Mooney moved for summary judgment on certain limited aspects of his claims. On February 4, 1997, the court granted partial summary judgment to Mr. Mooney with respect to his claim that the termination agreement had been breached. The court ruled that Mr. Mooney was entitled to damages in the amount of $33,472.50, together with interest in the amount of $4,069.78, with respect to the breach. The Company determined not to appeal this judgment since the amount awarded is covered by insurance. The Company believes that it has meritorious defenses to the remaining allegations in the complaint and intends to defend the matter vigorously. In addition, the Company filed certain counterclaims against Mr. Mooney alleging that Mr. Mooney had wrongfully retained certain Company property and had wrongfully interfered with the Company's conduct of its business, all in violation of the terms of the termination agreement. The counterclaims further allege that Mr. Mooney knowingly and feloniously obtained, or converted to his own use and benefit, at least $250,000 of the Company's money. The counterclaims seek compensatory damages, treble damages, pre- and post-judgment interest, costs, attorney's fees and such further relief as the court deems appropriate. Mr. Mooney has answered, denying liability on the Company's counterclaims. The Company intends to vigorously defend its interests against Mr. Mooney's claims, and pursue its counterclaims.

      In March, 1996, the State of Florida asserted a claim against the Company seeking the return of approximately $402,000 of unclaimed property pursuant to Florida's abandoned property laws. The claim arises out of the insurance premium finance business formerly conducted by the Company. The Company does not dispute the calculation of the amount at issue. However, the Company has taken the position that Florida's abandoned property laws do not apply to any portion of the claim which arose prior to 1990 (approximately $325,000), when the statutes were amended. No assessment of the Company's position can be made at this time.

Item 4. Submission of Matters to a Vote of Security Holders

      On October 29, 1997, stockholders holding in the aggregate approximately 86% of the outstanding shares of the Company voted to increase the number of authorized shares of Common Stock of the Company to 50,000,000 shares, and to adopt the Company's 1997 Long-Term Incentive Plan.

                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      On June 25, 1991, each of the Company's Common Stock commenced trading on the NASDAQ Stock Market as a small-capitalization issue. In February 1996 the Company's stock was delisted from the NASDAQ Stock Market and traded on the over-the-counter market until the Company's application for relisting on the NASDAQ small-capitalization market was granted in February, 1998. The Company's Common Stock resumed trading on the NASDAQ Stock Market on February 24, 1998. The high and low bids of the Company's Common Stock are shown for the calendar periods indicated:

                                  COMMON STOCK

                    Quarter           High Bid         Low Bid
                    -------           --------         -------
                    1997 1st          3 1/4              1/2
                    1997 2nd          3                1 1/4
                    1997 3rd          4 3/8            1 5/8
                    1997 4th          6                4 1/8

      Such quotations reflected inter-dealer price, without retail mark-up, mark-down or commission, and did not necessarily represent an actual transaction. The high and low bids shown above relate only to periods in which any actual trading occurred.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             SELECTED FINANCIAL DATA
                     Equivest Finance, Inc. and Subsidiaries

                                                    Year Ended      Year Ended
                                                      12/31/97        12/31/96
                                                      --------        --------
Revenues:
     Interest                                      $ 15,109,200    $ 12,997,700
     Gain on sales of contracts                          29,700         422,300
     Other income                                       825,600         843,300
                                                   ------------    ------------
          Total Revenue                              15,964,500      14,263,300
Costs and Expenses:
     Provision for doubtful receivables                 925,000         178,500
     Debt related costs including amortization of
      financing  costs                                1,063,400         903,600
     Interest                                         8,076,600       8,270,600
     Selling, general and administrative              2,475,100       3,221,400
                                                   ------------    ------------
          Total Costs and Expenses                   12,540,100      12,574,100
                                                   ------------    ------------
Income Before Provision for Income Taxes              3,424,400       1,689,200
Provision for Income Taxes
     Current                                            510,000         195,000
     Deferred                                          (317,000)       (166,000)
                                                   ------------    ------------
     Total Provision for Income Taxes                   193,000          29,000
                                                   ------------    ------------
Net Income                                         $  3,231,400    $  1,660,200
                                                   ============    ============

Equivest Finance, Inc. and Subsidiaries Comparison of Year Ended December 31, 1997 to December 31, 1996

Results of Operations

      Income before income taxes increased 102.7% to $3,424,400 and net income increased 94.6% to $3,231,400 for the year ended December 31, 1997, from $1,689,200 and $1,660,200, respectively, for the same period in 1996. The increase resulted primarily from increased interest income as a result of portfolio growth, increased interest income from related-party notes receivable, as well as an increase in fee income. The portfolio growth and the increase in fee income were due primarily to a growth in the company's originations. Total originations for 1997 increased 37% to $72 million, from $52 million in 1996. The growth in related-party notes receivable arises from approximately $18 million in loans made to the Trustee at 10% in connection with the Settlement Loans (see section on Interest Expense for further detail). These loans increased interest income by $564,000 in 1997. The increase in profitability also resulted from decreased expenses due to significantly lower application, recording and processing fees paid to an affiliate of the Company, and certain nonrecurring expenses incurred during 1996 in connection with the consummation of the stock exchange transaction. These increases were partially offset by a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. An increase in the provision for doubtful accounts, increased debt issue costs associated with the Settlement Loans, and lower average outstanding balances on the acquisition and development loans also reduced overall profitability.

      Revenues increased 11.9% to $15,964,500 for the year ended December 31, 1997, from $14,263,400 for the same period in 1996. The increase was due primarily to an increase in interest income as a result of portfolio growth, interest income from notes receivable from a related party and higher cash balances, and an increase in fee income. This increase was partially offset by a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. Service fee income, interest income on acquisition and development loans, and gains on the sale of consumer contracts also had a negative impact on the overall increase in revenues.

Interest Income

      Interest income on loans increased 16.2% to $15,109,200 for the year ended December 31, 1997, from $12,997,700 for the same period in 1996, primarily due to growth in the portfolio held for investment, income from notes receivable from a related party, and higher cash balances. Interest on consumer notes increased 18.9% to $10,176,000 for the year ended December 31, 1997 from $8,561,700 for the same period in 1996, as a result of growth in the portfolio held for investment. The growth in interest income on consumer notes was augmented by an increase of $564,000 in interest income on notes receivable from a related party, which notes existed in lower average balances and for approximately only one month in the same period a year earlier. This increase in interest income more than offset a decrease of 5.8% or $247,400 in interest received on acquisition and development loans to developers, due to lower than average balances outstanding compared to the same period in 1996.

Gain on Sale of Contracts

      Interest revenue was partially offset by a decrease of 93.0% on gains on the sale of consumer contracts, to $29,700 for the year ended December 31, 1997 from $422,300 for the same period in 1996. This decrease was primarily caused by a portfolio purchased at a discount in 1996 coupled with a prohibition by Resort Funding's then primary lender, ING (U.S.) Capital Markets, Inc. ("ING"), on sales of loans using ING's commercial paper facility after April 1996.

Other Income

      Other income decreased by 0.2% to $825,600 for the year ended December 31, 1997, from $843,300 for the same period in 1996. The year-to-date decrease was primarily due to a one-time special origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold. Other income also decreased due to the elimination of service fees received from ING after the first quarter of 1996. The decreases were partially offset by an increase in commitment fees.

Provision for Doubtful Accounts

      The provision for doubtful receivables increased 418.13% to $925,000 for the year ended December 31, 1997, from $178,500 for the same period in 1996, as a result of an increase in new originations.

Debt Issue Costs and Amortization

      Debt issue costs and amortization increased 17.6% to $1,063,400 for the year ended December 31, 1997, from $903,600 for the same period in 1996. The increase was primarily attributable to the amortization of debt issue costs for the 3% per annum arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate") relating to the Settlement Loans. Resort Funding is obligated to pay the arrangement fee to the Estate based on the unpaid principal balance of the new term loans. The increases in amortization of debt issue costs were offset by decreases in debt issue costs associated with other lenders.

Interest Expense

      Interest expense decreased 2.3% to $8,076,600 for the year ended December 31, 1997, from $8,270,600 for the same period in 1996, primarily due to lower interest rates and the conversion of approximately $25 million of related party debt to equity during the fourth quarter. The interest expense on the ING/CSFB consumer facility increased 44.5% to $3,690,100 for the year ending December 31, 1997 from $2,553,200 for same period of 1996. This increase was primarily due to higher levels of borrowing (caused by ING's prohibition on the sales of the loans by Resort Funding) and an increase in the interest rate charged on the ING facility. However, once the CSFB facility closed in November of 1997, the interest rate on the consumer receivables facility decreased by almost 300 basis points. Based on the outstanding amount at closing, $43.4 million, and the interest rate savings, almost 3%, the decrease in interest rates for the last five weeks of the year saved the company approximately $125,000. Effective October 30, 1997, the Company also converted approximately $25 million of debt into equity through the issuance of Equivest common stock. This transaction is projected to result in annual interest savings of approximately $1.9 million, and lowered the September 30, 1997 debt-to-equity ratio from approximately 17 to 1 down to approximately 2.6 to 1. The conversion of the debt significantly raised the year-end book value per share of the common stock from $.24 at the end of 1996 to $1.49 at the end of 1997. Total net worth rose 705.7% from $4,037,200 at December 31, 1996, to $32,528,400 at December 31, 1997.

      Interest expense on other bank notes decreased 28.0% to $2,526,800 for the year ended December 31, 1997, from $3,507,800 for the same period in 1996, due to a decrease in interest rates. The average interest rates on other bank notes decreased to 6.4% for the year 1997, from 10.0% for the same period in 1996. The decrease in interest rates is due primarily to the addition of certain loans relating to the settlement of the claims made by several lenders (the "Banks") in the bankruptcy case of Bennett Funding Group, Inc. ("BFG") and its affiliate, Aloha Capital Corporation (collectively, the "Debtors"), arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"), ranging in term from 30 to 120 months, with an average duration of 70 months. The majority of the Settlement Loans were closed between November 1996 and January 1997. The remainder closed between June 1997 and August 1997. The weighted average interest rate on the Settlement Loans is 2.1%. The beneficial effect of the extremely low interest rates of the Settlement Loans is partially offset by a 3% per annum arrangement fee paid by Resort Funding to BFG. The remainder of the decrease in interest expense in other bank notes is due to lower borrowing rates in 1997 with other banks and the addition of a new facility with CSFB at lower than the interest rates for comparable borrowings in 1996.

Selling, General and Administrative

      Selling, General and Administrative costs decreased 23.2% to $2,475,100 for the year ended December 31, 1997, from $3,221,400 for the same period in 1996. The decrease was primarily a result of the significant reduction of application, recording and processing fees paid to an affiliate of the Company, certain nonrecurring expenses incurred in 1996 in connection with consummation of the stock exchange agreement and lower office-related costs in 1997. The decreases were slightly offset by higher outside services expenditures. The Company's administrative expenses, primarily insurance costs and non-recurring expenses associated with discontinued operations, decreased by 74.7% to $122,100 for the year ended December 31, 1997, from $482,600 for the same period in 1996.

Provision for Income Taxes

      The provision for income taxes for the year ended December 31, 1997 increased 565.5% to $193,000, from $29,000 for the same period in 1996. The increase was primarily attributable to the provision for state income taxes, since the current period tax provision includes the utilization of net operating loss carryforwards which partially shelter the Company's book income from federal taxes. The current portion of the provision relates to currently payable state income taxes and federal alternative minimum tax, and the deferred portion of the provision relates to the provision for doubtful accounts. The provision for income taxes for the year ended December 31, 1996 also reflects the utilization of net operating loss carryforwards (but only for the period after February 16, 1996).

Liquidity and Capital Resources

      Resort Funding's primary source of financing for new originations is a $105 million revolving credit facility with CSFB. At December 31, 1997, $19,398,000 was available for acquisition and development loans under the facility and $10,602,000 was the balance of funds used for acquisition and development loans under the facility. For VOI receivables purchases or hypothecation lending, $31,044,000 was available under the facility at December 31, 1997 and $43,956,000 was the balance of funds used for receivables purchases or hypothecation lending. The CSFB debt is collateralized by the collateral assignment of mortgages on the resort properties, security agreements on the pledged receivables and by assignments of payments due on the collateral. Additionally, the facility agreements contain both specific and general covenants including maintenance of specified collateralization, default rates with respect to pledged receivables, tangible and overall net worth requirements. Since December 31, 1997 interest on borrowings has been approximately 8.5%.

      In September 1996, the Trustee submitted a motion on behalf of BFG and ACC (collectively, the "Debtors") pursuant to Federal Rule of Bankruptcy Procedure 9019 for approval of the compromise and settlement of the claim(s) of certain lenders (the "Banks") to BFG and ACC arising out of the lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the Bankruptcy Court, required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"). Additional such settlements have been entered into from time to time with a total amount through December 31, 1997, of approximately $22,700,000. At December 31, 1997, Resort Funding's outstanding balance on the Settlement Loans was approximately $22,600,000, on which interest is payable in monthly installments. Resort Funding is obligated to pay an arrangement fee of 3% per annum to the Trustee based on the unpaid principal balance of the Settlement Loans. As of December 31, 1997, a portion of the proceeds of the Settlement Loans, approximately $19,000,000, had been on-loaned to the Trustee to purchase the Banks' loans to BFG and ACC under the terms of the settlements. Resort Funding's loan to the Trustee bears interest at 10% per annum and is non-recourse to the Trustee and the Estate. At December 31, 1997, the Trustee had repaid approximately $15,000,000 of the on-loan. The Trustee pledged certain lease payment collateral to Resort Funding to secure the loans from Resort Funding.

      In December 1996, Resort Funding received approval of a bond exchange agreement with its public bondholders. The outstanding bond principal balance and accrued and unpaid interest of approximately $3,400,000 were exchanged for unsecured promissory notes which bear interest at 8% per annum payable monthly. The promissory notes mature on December 1, 1998. Resort Funding is current on its obligations under the notes.

      In October, 1997, the board of directors for the Company approved an increase in the number of authorized shares of Common Stock of the Company to 50,000,000 shares, and the Company's Articles of Incorporation were amended to reflect the increase. On November 24, 1997, the Trustee received Bankruptcy Court approval for the conversion, effective October 30, 1997, of approximately $25 million owed to BFG through intercompany notes into 4,645,596 shares of Common Stock of the Company at a price of $5.375 per share. After the conversion, the Trustee beneficially controlled 89.1% of the outstanding shares of Common Stock of the Company.

      In February, 1996, the Company issued 10,000 shares of Series 2 Preferred Stock, par value $3.00 (the "Series 2 Preferred Stock"), and 3,000 shares of Convertible Preferred Stock (the "Convertible Preferred Stock") to BFG in exchange for all of the stock of Resort Funding. The October 1997 increase in authorized shares of Common Stock resulted in the automatic conversion of the 3,000 shares of Convertible Preferred Stock into 7,500,000 shares of Common Stock.

      The Series 2 Preferred Stock dividends are cumulative and payable quarterly when declared by the Company at the rate of $60.00 per annum per share. At December 31, 1997, the cumulative undeclared and unpaid dividends amounted to $154,333. Dividends on the Company's Common Stock cannot be paid until such Convertible Preferred Stock Dividends are paid in full. The holder of the Series 2 Preferred Stock is entitled to the number of votes which equals 20% of the total number of votes of the Company, after taking into account Common Stock and Convertible Preferred Stock. The Company may at its option any time after the February 16, 2002, redeem the Series 2 Preferred Stock in whole or part at the $10,000,000 liquidation value plus accrued and unpaid dividends.

      In July 1991, the Company issued 575,000 shares of Series 1 Class A 12 1/2% Cumulative Convertible Preferred Stock, par value $3.00 (the "Cumulative Convertible Preferred Stock"). As of December 31, 1997, 9,915 shares of the Cumulative Convertible Preferred Stock remained outstanding. On January 6, 1998, the Company issued a redemption notice with regard to Cumulative Convertible Preferred Stock (the stock was manditorily redeemable commencing during the fiscal year ended December 31, 1997). The redemption date for the preferred stock was February 13, 1998, and the Company paid all accrued but unpaid dividends upon redemption of the preferred shares. Dividends on the Company's Common Stock could not be paid until such Cumulative Convertible Preferred Stock dividends are paid in full.

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

      In October 1996, the Company engaged FMFE to audit the financial statements. FMFE audited the Company's financial statements for the years ended December 31, 1997, December 31, 1996 and December 31, 1995. The audited financial statements for the periods ended December 31, 1997 and 1996 are included in Annex A and also include FMFE's unqualified audit opinion for these periods.

                                    PART III

Item 9. Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the Exchange Act.

      On October 2, 1997, Thomas J. Hamel, as sole director of the Company, appointed Richard C. Breeden, George W. Carmany III and John R. Petty to the Board of Directors for the Company, and Richard C. Breeden was elected by the Board of Directors to serve as Chairman of the Board. The Directors of the Company are as follows:

        Name                        Age    Principal Occupation
        ----                        ---    --------------------
        Richard C. Breeden          48     Trustee, Bennett Funding Group, Inc.
        Thomas J. Hamel             39     President & Chief Operating Officer,
                                              Resort Funding, Inc.
        George W. Carmany III       58     Chairman of the Board,
                                              New England Medical Center
        John R. Petty               67     Chairman, Federal National
                                              Payables Inc. and TECSEC, Inc.

      George W. Carmany, III is President of The G.W. Carmany Co., Inc. in Boston, MA, advisors to and investors in small companies. A graduate of Amherst College, Mr. Carmany began his business career with Bankers Trust Company as an officer in its International Banking Department in New York, and later as Executive Director of its merchant banking subsidiary in Australia. From 1975-1995 he served in a variety of senior positions with American Express Company, including Senior Vice President, Corporate Strategic Planning. At American Express Bank, Mr. Carmany served as Senior Executive Vice President and Chief Administrative Officer before joining American Express' subsidiary The Boston Company as Senior Executive Vice President, Treasurer and Director, a position he held until the sale of that company to Mellon Bank Corporation. Mr. Carmany subsequently served as Chairman of the Olympia and York Noteholder's Steering Committee, and he is Chairman of the New England Medical Center, Inc. Mr. Carmany serves as a director or trustee of numerous organizations, including Ekco Group, Inc., Bentley College, the U.S.S. Constitution Museum and The South Street Seaport Museum. Mr. Carmany's family owned and operated resort hotels in various locations in the United States.

      John R. Petty, former Chairman and Chief Executive Officer of Marine Midland Bank, is currently Chairman of Federal National Payables, Inc. Bethesda, MD and TECSEC, Inc., Vienna, VA. Following his graduation from Brown University, and a tour in the US Navy, Mr. Petty joined the Chase Manhattan Bank, where he worked until serving in the U.S. Treasury Department from 1966 - 1972, primarily as Assistant Secretary of the Treasury for International Affairs. After five years as a partner of Lehman Brothers, Mr. Petty joined Marine Midland, as President and/or Chairman and CEO from 1976 - 1988. Since retiring from Marine, Mr. Petty has pursued a variety of interests including serving as Chairman of the Nippon Credit Trust Company. He has formed and managed finance companies and is a principal in high technology ventures. Mr. Petty has served as a director of numerous public companies, including Hongkong and Shanghai Banking Corporation, RCA, NBC, Hercules, Inc., Anixter International Corporation, ANTEC Corporation, and others. He is a Trustee of American University, a member of the Council on Foreign Relations and of the Inter-American Dialogue, and President of the Foreign Bondholders Protective Council.

      Richard C. Breeden is Trustee of the Bennett Funding Group, Inc. and President and CEO of Richard C. Breeden & Co., Inc., in Greenwich, CT. Breeden & Co. provides consulting and management services in turnarounds, bankruptcies and other corporate distress situations, as well as consulting on global and domestic capital markets. A graduate of Stanford

University and the Harvard Law School, Mr. Breeden served in the White House as a senior economics and financial advisor to President George Bush. From 1989-1993 he served as Chairman of the U.S. Securities and Exchange Commission. Mr. Breeden has served on numerous boards and commissions, including the North American Advisory Board of Daimler-Benz A.G., The Philadelphia Stock Exchange, Inc., the German-American Chamber of Commerce, and advisory commissions on capital markets in Italy, China and Russia. Mr. Breeden is a Trustee of St. Paul's Cathedral Trust in America and the National Policy Association in Washington, D.C. Mr. Breeden serves as a director of the Company in his capacity as Trustee and as a representative of the Estate.

      On October 3, 1997, the Board of Directors of the Company appointed the following officers of the Company:

        Name                            Age    Title
        ----                            ---    -----
        Richard C. Breeden              48     Chief Executive Officer
        Thomas J. Hamel                 39     President and Chief Operating
                                                  Officer
        Gerald L. Klaben, Jr.           34     Chief Financial Officer and
                                                  Executive Vice-President,
                                                  Treasurer
        Lisa M. Henson                  34     Vice-President
        James R. Petrie                 34     Controller
        Eric C. Cotton                  33     Secretary

      Richard C. Breeden serves as a director of the Company and Chief Executive Officer in his capacity as Trustee of the Estate.

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

      James R. Petrie has been Controller of Resort Funding since September 1996. From June 1992 to September 1996, he served in various accounting and financial capacities for the Pyramid Companies.

      Eric C. Cotton has been General Counsel of Resort Funding since June 1997. From July 1990 through June 1997, he served as Assistant General Counsel of the Pyramid Companies.

      The Board of Directors established an audit committee and compensation committee on October 29, 1997. The Company does not have a nominating committee. During the twelve months ended December 31, 1997, the Company's Board of Directors met three times.

      All directors of the Company will hold office until the next annual stockholders' meeting and until the election and qualification of their successors. Officers hold their respective positions until they resign or are removed by the Board of Directors.

      Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished by the Company.

In the case of Thomas J. Hamel, John R. Petty, Richard C. Breeden (individually), George W. Carmany III, Gerald L. Klaben Jr., James R. Petrie, Lisa M. Henson and Eric C. Cotton, a Form 5 report relating to one transaction was not filed on a timely basis. In addition, in the case of Richard C. Breeden in his capacity as Trustee for the Estate, a Form 5 report relating to eight transactions was not filed on a timely basis.

Item 10. Executive Compensation

      The table below provides information concerning compensation paid by the Company for the fiscal years ended 1997, 1996, and August 31, 1995 to each executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Long-term Compensation

                                       Annual Compensation                   Awards Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (e)           (f)
                                                               Other Annual    Restricted        (g)                         (i)
        (a)                  (b)           (c)          (d)    Compensation      Stock        Number of       (h)         All other
Name & Principal Position    Year     Compensation     Bonus        (1)          Awards        Options    LTIP Payouts  Compensation
------------------------------------------------------------------------------------------------------------------------------------
Richard C. Breeden           1997          -0-          -0-          -0-           -0-           -0-(2)       -0-           -0-
Chairman, CEO
(3)

Thomas J. Hamel              1997        $227,463     $80,000        -0-           -0-         300,000        -0-           -0-
Director,                    1996        $217,958       -0-          -0-           -0-           -0-          -0-           -0-
President,COO                1995        $224,019       -0-          -0-           -0-           -0-          -0-           -0-


Gerald L. Klaben, Jr         1997        $149,819     $25,000        -0-           -0-          75,000        -0-           -0-
CFO, Executive               1996         $58,385       -0-          -0-           -0-           -0-          -0-           -0-
Vice-President

Murray Bacal                 1995        $141,750       $0           (4)           -0-           -0-          -0-           -0-
Chairman, CEO
(4), (5), (6)

Joseph Mooney                1995        $148,749     $10,000      $14,500         -0-            0           -0-           -0-
Senior Exec. V.P
(7), (8)
------------------------------------------------------------------------------------------------------------------------------------

(1) Does not include reimbursements for out-of-pocket expenses incurred on behalf of the Company or amounts charged to a loan account.

(2) The Estate is the beneficial holder of 200,000 stock options issued in the name of Mr. Breeden as Trustee.

(3) Mr. Breeden's does not receive any compensation from the Company. He is entitled to reasonable reimbursement of out-of-pocket expenses related to the Company's business activities.

      in the name of Mr. Breeden, who holds the entire value of such options for the benefit of the Estate.

(4) Includes consulting fees pursuant to a contract with MBS Investments, Inc. (see description below)

(5)   See description below under "Employment/Consulting Agreements."

(6)   Mr. Bacal resigned in May 1995.

(7)   Mr. Mooney resigned in May 1995.

(8)   Mr. Mooney exercised his option to purchase 1,000 shares in May 1995.


                       COMMON STOCK OPTION GRANTS - 1997
--------------------------------------------------------------------------------
     (a)            (b)         (c)         (d)          (e)          (f)
--------------------------------------------------------------------------------
                                         Exercise
                 Number of     % of      or Base                   Grant
                 Options       Total     Price         Expiration  Date
    Name          Granted      Options   ($/share)       Date      Value(1)
--------------------------------------------------------------------------------
Bennett Funding
Group, Inc.
(Richard C.
Breeden,
Trustee)(2)       200,000      23.3%       $5.05       12/23/07    $446,000
--------------------------------------------------------------------------------
Thomas J.
Hamel             300,000      35.0%       $1.00       5/29/02      $81,000
--------------------------------------------------------------------------------
Gerald L.
Klaben, Jr.        75,000       8.7%       $1.00       5/29/02      $21,000
--------------------------------------------------------------------------------

      (1) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 - dividend yield of -0-%, expected volatility of 2.96%, risk-free interest rates of 6.26%, and expected lives of 5 and 10 years.

      (2) Bennett Funding Group, Inc. is the beneficial holder of 200,000 stock options issued in the name of Richard C. Breeden as Trustee for BFG. Mr. Breeden has no personal interest in such options.

      Resort Funding formed a Profit Sharing and 401(k) pension plan (the "Plan") for its employees on January 1, 1997. The Plan qualifies under Internal Revenue Code section 401(a) and the eligibility and contribution requirements are not more favorable for highly compensated employees than for other employees. Employees are allowed to contribute from 1% to 15% of their annual compensation. The Plan provides that on an annual basis, Resort Funding may provide matching contributions based upon the employee contributions and is also able to make a voluntary profit sharing contribution on behalf of each employee which will be allocated based upon the employee's compensation. For 1997, Resort Funding provided matching funds for the first 4% contributed by each employee.

      On October 29, 1997, the Company's board of directors approved the Company's 1997 Long-Term Incentive Plan (the "LTIP"), which became effective as of December 31, 1997. According to the terms of the LTIP, key employees and directors of the Company may be granted stock options for shares of the Company's common stock. The LTIP is administered by the compensation committee (the "Compensation Committee") of the Company's board of directors.

According to the LTIP, up to 1,600,000 shares of common stock may be awarded during the period in which the LTIP is effective, at an exercise price and on terms and conditions determined by the Compensation Committee. No more than 400,000 shares may be granted during a calendar year to any individual. The term of the LTIP is 10 years, but the Company's board of directors may discontinue the LTIP in its discretion.

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

      Resort Funding entered into an employment agreement with Gerald Klaben on July 15, 1996 pursuant to which he is serving as Resort Funding's Executive Vice President and Chief Financial Officer for a three-year term and thereafter for successive one-year renewal terms unless either party elects not to renew the agreement at least 90 days prior to the end of the original term or any renewal term. The termination provisions of Mr. Klaben's contract are substantially similar to those contained in Mr. Hamel's employment agreement described above. The agreement, as amended in January, 1997, provides for an annual base salary of $150,000 during the first year, increased annually by the same percentage increase as the urban consumer price index. In addition, the agreement provides for a bonus of $50,000 in 1997 and permits the board of directors of Resort Funding to grant bonuses, incentive compensation and equity participation based on Mr. Klaben's performance, and to provide other benefits on the same terms as those available to senior executive officers of Resort Funding. Mr. Klaben's contract also includes the granting of 75,000 shares of Common Stock of the Company (the "Option Shares"). The terms of the Options for Mr. Klaben, with the exception of number of shares, are substantially similar to those set forth in Mr. Hamel's employment agreement. Resort Funding has also agreed to provide at least $350,000 of life insurance for Mr. Klaben. Mr. Klaben has agreed to preserve the confidentiality of information regarding Resort Funding.

      Richard C. Breeden serves as chief executive officer and as chairman of the board of directors of the Company in his capacity as Trustee and as a representative of the Estate, the majority shareholder of the Company's stock. There is no employment contract or other agreement with the Company to require Mr. Breeden's continued involvement with the Company, and Mr. Breeden receives no compensation for serving as a director, chairman and CEO, other than his compensation as Trustee. If the shares of stock owned by the Estate were liquidated, there can be no assurance that the Trustee would remain with the Company. In the event of his departure, it is unlikely that a replacement with comparable experience and stature to Mr. Breeden could be found who would serve without compensation.

     Joseph Mooney resigned from the Company as Senior Executive Vice President and Director in May 1995 pursuant to a termination agreement effective May 19, 1995, the terms of which provided for Mr. Mooney to be retained on a consulting basis through November 19, 1995 at the rate of $2,500 per month. In addition, Mr. Mooney was to receive $75,000 in severance pay, plus certain other benefits totaling approximately $7,000 through May 31, 1996. See Item 3 Legal Proceedings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of December 31, 1997 on the Company's voting securities with respect to the share ownership by management and beneficial owners of more than 5% of the outstanding amount of such stock.

                                                     Amount and
                        Name and Address        Nature of Beneficial   Percent
Title of Class        of Beneficial Owner(1)         Ownership (2)      of Class

  Common Stock         Bennett Management &           7,121,285          32.6%
                       Development Corporation
                       2 Clinton Square
                       Syracuse, NY 13202

                       Bennett Funding Group, Inc.   12,349,596          56.6%
                       2 Clinton Square
                       Syracuse, NY 13202

                       Richard C. Breeden (3)             3,000          0.01%

 Series 2 Preferred    The Bennett Funding Group, Inc.   10,000         100.0%
  Stock(4)             2 Clinton Square
                       Syracuse, NY 13202

      (1) Except as otherwise noted below, each person has sole voting power and investment power with respect to the voting securities indicated as owned beneficially by such person.

      (2) Except as otherwise noted below, all voting securities listed are owned both of record and beneficially.

      (3) Mr. Breeden's shares are held individually and not in his capacity as Trustee. In response to a request from the Creditors' Committee, Mr. Breeden has agreed to dispose of these shares.

      (4) The Series 2 Preferred Stock is entitled to 20% of the total number of votes of the Company.

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

                                     PART IV

Item 13. Exhibits, Listed Reports on Form 8-K

(a)  Index to Consolidated Financial Statements and Schedules

      1.  Financial Statements

          The following financial statements of the Company are included in Annex A:
                              Annex                                         Page
          Report of Independent Certified Public Accountant's
          Consolidated Financial Statements                                   1

          Consolidated Balance Sheet as of December 31, 1997 and
          December 31, 1996                                                  2-3

          Consolidated Statement of Operations for the years ended
          December 31, 1997 and December 31, 1996                              4

          Consolidated Statement of  Equity Accounts for the years
          ended December 31, 1997 and December 31, 1996                        5

          Consolidated Statement of Cash Flows for the years ended
          December 31, 1997 and December 31, 1996                            6-7

          Notes to Consolidated Financial Statements                        9-24

2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements.

3. Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

      a.    November 6, 1997 Form 8-K announcing recapitalization

      b.    November 6, 1997 Form 8-K announcing third-quarter earnings

      c.    December 8, 1997 Form 8-K announcing CSFB financing facility

4.    The following exhibits are filed as part of this report:

      2.1 Agreement and Plan of Exchange dated February 16, 1996, by and among The Bennett Funding Group, Inc., Bennett Funding International, Ltd. and Equivest Finance, Inc. (incorporated by reference to Exhibit 2 contained in the Company's Form 8-K dated February 16, 1996).

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

      3.4 Form of Certificate of Amendment to Certificate of Incorporation increasing authorized shares of Common Stock dated February 19, 1998

      3.5 Statement establishing Series 2 Preferred Stock (incorporated by reference to Exhibit 2 contained in the Company's Form 8-K dated February 16, 1996).

      3.6 Statement establishing Convertible Preferred Stock (incorporated by reference to Exhibit 2 contained in the Company's Form 8-K dated February 16, 1996).

      3.7 By-laws, as amended to date (incorporated by reference to Exhibit 3(a) in the Company's Form S-18 Registration Statement, File No. 33-24855-A).

      10.2 Form of Indenture (incorporated by reference to Exhibit 4(e) filed with the Registration Statement on Form S-18, File No. 33-24855-A).

      10.3  Short Term Bond Exchange Agreement

      10.4 Receivables Financing Facility extended by Holland Limited Securitization, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc. to Bennett Funding International, Ltd. and BFICP Corporation

      10.5 Assignment, Release and Custodial Agreement between Resort Funding, Inc., BFICP Corporation, Credit Suisse First Boston Mortgage Capital LLC, ING (U.S.) Capital Markets Corporation, ING (U.S.) Capital Markets, Inc., Holland Limited Securitization, Inc., First Trust of New York, N.A. and Concord Servicing Corporation

      10.6 $75,000,000 Receivables Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc.

      10.7 $30,000,000 Acquisition and Development Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc.

      10.8 Order dated November 24, 1997, of the United States Bankruptcy Court for the Northern District of New York, authorizing conversion of Resort Funding, Inc. debt to Bennett Funding Group into shares of Equivest Finance, Inc. Common Stock

      10.9  Resort Funding, Inc. Profit Sharing & 401k Plan

      10.10 Equivest Finance, Inc. 1997 Long Term Incentive Plan

      10.11 Employment Agreement dated May 29, 1997, by and between Thomas J. Hamel and Richard C. Breeden, as Trustee

      10.11 Employment Agreement dated July 26, 1996 by and between Gerald L. Klaben, Jr. and Richard C. Breeden, as Trustee

      11. Computation of earnings per share. See Notes to Consolidated Financial Statements.

      21. Subsidiaries of the Company. Resort Funding, Inc., a Delaware corporation, and BFICP Corporation, a Delaware corporation

      99.1 Letter from Mahoney Cohen to BFG, dated March 29, 1996, resigning as BFG's auditors.

      99.2 Letter from Puritz and Weintraub to the Company, dated April 5, 1996, resigning as the Company's auditors.

      27    Financial Data Schedule.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.


                                          EQUIVEST FINANCE, INC.


                                          By:____________________________
                                             (Gerald L. Klaben, Jr.,
                                             Chief Financial Officer)

                    Audited Consolidated Financial Statements

                             EQUIVEST FINANCE, INC.
                                AND SUBSIDIARIES

                           December 31, 1997 and 1996

                   Audited Consolidated Financial Statements

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

Independent Auditor's Report................................................ 1
Consolidated Balance Sheets................................................. 2
Consolidated Statements of Income........................................... 4
Consolidated Statements of Equity Accounts.................................. 5
Consolidated Statements of Cash Flows....................................... 6
Notes to Consolidated Financial Statements.................................. 7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Equivest Finance, Inc.
Syracuse, New York


We have audited the accompanying consolidated balance sheets of Equivest Finance, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, equity accounts, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equivest Finance, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        FIRLEY, MORAN, FREER & EASSA, P.C.


Syracuse, New York
February 20, 1998

                          CONSOLIDATED BALANCE SHEETS

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                            December 31,
                                                       1997             1996
                                                  ------------     ------------
ASSETS
  Cash and cash equivalents                      $   4,620,479    $   4,037,201

  Receivables:
    Accounts receivable                              1,437,928        6,234,491
    Notes and advance receivable                   119,210,250       90,307,500
    Less allowance for doubtful receivables         (2,442,244)      (1,979,182)
                                                  ------------     ------------
                                                   118,205,934       94,562,809
    Accounts receivable--related party                     -0-          671,411
    Notes receivable--related party                  4,023,431        7,537,968
                                                  ------------     ------------
                                                   122,229,365      102,772,188

  Deferred financing costs, less amortization
    of $1,969,700 in 1997 and $922,702 in 1996       4,125,972        3,859,554

  Cash--restricted                                     855,138        1,128,773

+ Accrued interest receivable                          341,107          425,471

  Deferred taxes                                     1,141,536          824,536

  Other assets                                         170,370          156,084
                                                  ------------     ------------
                                                  $133,483,967     $113,203,807
                                                  ============     ============

                                                                          December 31,
                                                                      1997             1996
                                                                -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and other liabilities:
    Accounts payable                                            $     434,072    $     715,698
    Accounts payable--related parties                                  11,235          680,842
    Accrued expenses and other liabilities                            519,109          994,788
                                                                -------------    -------------
                                                                      964,416        2,391,328
  Notes payable                                                    99,961,357       82,942,196

  Notes payable--related party                                            -0-       23,803,257
                                                                -------------    -------------
                                                                  100,925,773      109,136,781

SUBSEQUENT EVENTS, CONTINGENCIES AND
  COMMITMENTS

12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
  $3 par value; 1,000,000 shares
  authorized, 9,915 shares outstanding                                 29,745           29,745

PREFERRED AND COMMON STOCK AND OTHER CAPITAL
  Cumulative Redeemable Preferred Stock--Series 2
    Class A, $3 par value; 15,000 shares authorized,
    10,000 shares outstanding                                          30,000           30,000
  Cumulative Convertible Preferred Stock--Series 2,
    $3 par value; 3,000 shares authorized, -0- shares
      outstanding in 1997, and 3,000 shares outstanding
      in 1996                                                             -0-            9,000
  Common Stock, $.05 par value; 50,000,000 shares authorized,
    21,834,443 shares outstanding in 1997 and 9,484,847
    shares outstanding in 1996                                      1,091,723          474,243
  Additional paid in capital                                       32,078,721        6,330,956
  Retained earnings (deficit)                                        (671,995)      (2,806,918)
                                                                -------------    -------------
                                                                   32,528,449        4,037,281
                                                                -------------    -------------
                                                                $ 133,483,967    $ 113,203,807
                                                                =============    =============

See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                     Year ended
                                                                     December 31,
                                                                 1997            1996
                                                             ------------    ------------
REVENUE
  Interest                                                   $ 15,109,185    $ 12,997,682
  Gains on sales of contracts                                      29,689         422,328
  Other income                                                    825,612         843,349
                                                             ------------    ------------
                                                               15,964,486      14,263,359
COSTS AND EXPENSES
  Provision for doubtful receivables                              925,000         178,543
  Interest                                                      8,076,569       8,270,593
  Debt related costs including amortization
    of financing costs                                          1,063,377         903,613
  Selling, general and administrative                           2,475,117       3,221,365
                                                             ------------    ------------
                                                               12,540,063      12,574,114
                                                             ------------    ------------
          INCOME BEFORE PROVISION FOR INCOME TAXES              3,424,423       1,689,245

PROVISION FOR INCOME TAXES
  Current                                                         510,000         195,000
  Deferred credit                                                (317,000)       (166,000)
                                                             ------------    ------------
                                                                  193,000          29,000
                                                             ------------    ------------
                                        NET INCOME           $  3,231,423    $  1,660,245
                                                             ============    ============
EARNINGS PER COMMON SHARE Basic earnings per Common Share:
    Net income                                               $        .22    $        .12
                                                             ============    ============
  Diluted earnings per Common Share:
    Net income                                               $        .15    $        .07
                                                             ============    ============

See Notes to Consolidated Financial Statements.

                   CONSOLIDATED STATEMENTS OF EQUITY ACCOUNTS

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                     Years ended December 31, 1997 and 1996


                                               Redeemable
                                               Preferred    Convertible                           Additional
                                                 Stock--     Preferred                               Paid          Retained
                                                Series 2      Stock--              Common Stock       in           Earnings
                                      Total     Class A       Series 2   Shares       Amount        Capital        (Deficit)
                                      -----     -------       --------   ------       ------        -------        ---------
Balances, December 31, 1995        $2,377,036    $30,000       $9,000   9,484,847     $474,243     $6,330,956    $(4,467,163)

Net income                          1,660,245                                                                      1,660,245
                                  -----------    -------        -----  ----------   ----------    -----------      ---------
Balances, December 31, 1996         4,037,281     30,000        9,000   9,484,847      474,243      6,330,956     (2,806,918)

Conversion of debt owed
  to related party                 24,970,079                           4,645,596      232,280     24,737,799

Conversion of Series 2
  Preferred Stock to
  Common Stock                            -0-                  (9,000)  7,500,000      375,000       (366,000)

Dividends on Series 2
  Preferred Stock paid in
  Common Stock shares                     -0-                              23,721        1,186        126,314       (127,500)

Dividends on Series 2 Class A
  Preferred Stock paid in
  Common Stock shares                     -0-                             180,279        9,014        959,986       (969,000)

Common Stock warrants issued          289,666                                                         289,666

Net income                          3,231,423                                                                      3,231,423
                                  -----------    -------        -----  ----------   ----------    -----------      ---------
Balances, December 31, 1997       $32,528,449    $30,000        $ -0-  21,834,443   $1,091,723    $32,078,721      $(671,995)
                                  ===========    =======        =====  ==========   ==========    ===========      =========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                Year ended
                                                                December 31,
                                                             1997            1996
                                                        ------------    ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                              $3,231,423      $1,660,245
  Adjustments to reconcile net income to net cash
    from (used in) operating activities:
      Amortization and depreciation                        1,048,534         733,903
      Provision for doubtful receivables                     925,000         178,543
      Deferred tax credit                                   (317,000)       (166,000)
      Gains on sales of contracts                            (29,689)       (422,328)
      Changes in assets and liabilities:
        Increase in other assets                          (1,218,644)     (2,754,358)
        Decrease (increase) in accounts receivable--
          related party                                      163,025        (671,411)
        Decrease (increase) in restricted cash               273,635        (864,295)
        Increase (decrease) in accounts payable
          and accrued expenses                             1,473,509      (3,815,884)
        Decrease in accounts payable--related parties       (365,585)     (1,469,308)
                                                        ------------    ------------
                       NET CASH PROVIDED BY (USED IN)
                                 OPERATING ACTIVITIES      5,184,208      (7,590,893)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                           (25,745,306)    (17,433,818)
  Proceeds from sales of contracts                         1,206,870       6,966,882
  (Purchase) sale of equipment                               (26,230)         22,951
                                                        ------------    ------------
                NET CASH USED IN INVESTING ACTIVITIES    (24,564,666)    (10,443,985)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from recourse notes payable                    21,042,826      26,096,575
  Payments on recourse notes payable                     (14,092,955)    (15,944,991)
  Proceeds from non-recourse notes payable                23,821,115      36,785,065
  Payments on non-recourse notes payable                 (14,109,373)    (15,547,922)
  Repayment of loans to related party                     (6,545,967)    (12,482,296)
  Payments on notes receivable--related party              9,960,503       5,044,328
  (Payments on) proceeds from notes payable                 (112,413)        280,156
  Payments on loans payable--related party                       -0-      (3,461,770)
                                                        ------------    ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES     19,963,736      20,769,145
                                                        ------------    ------------
                INCREASE IN CASH AND CASH EQUIVALENTS        583,278       2,734,267

Cash and cash equivalents at beginning of year             4,037,201       1,302,934
                                                        ------------    ------------

             CASH AND CASH EQUIVALENTS AT END OF YEAR     $4,620,479      $4,037,201
                                                        ============    ============

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business : Equivest Finance, Inc. (Equivest) and subsidiaries (collectively, the "Company"), includes Equivest Capital Funding, Inc. (inactive) and Resort Funding, Inc. and its subsidiary, BFICP Corporation. Equivest is a holding company. Resort Funding, Inc. and its subsidiary, BFICP Corporation, provide financing to domestic and foreign timeshare resort developers ("Resorts") which includes consumer lending for timeshare intervals, hypothecation loans to resort developers who pledge timeshare loans as collateral, and resort acquisition and development lending.

The Company is majority owned by The Bennett Funding Group, Inc. (BFG) and its affiliate, Bennett Management and Development Corporation (BMDC) which, together, own approximately 91% of the Company's voting shares.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash and money market investment accounts. These accounts are maintained at several banks; nevertheless, several are concentrated credit risks because they customarily exceed the FDIC $100,000 insured limit.

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

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

The Company follows Statement of Financial Accounting Standards No 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). Under SFAS 114, the allowance for doubtful receivables for loans identified as impaired is specifically determined using the loan's projected discounted cash flow or its net collateral value.

Because of uncertainties in the estimation process, it is at least reasonably possible that management's estimate of loan losses inherent in the loan portfolio and the related allowance will change in the near term. That amount cannot be estimated.

Deferred Financing Costs: Deferred financing costs represent unamortized expenses associated with issuing certain debt and fees payable to a Trustee resulting from bank settlement transactions (see Note F). Amortization of these costs is charged to operations on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method. The amortization of deferred financing costs amounted to $1,046,998 and $712,367 for 1997 and 1996, respectively.

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

Gains on Sales of Contracts and Transfers of Assets: Gains on sales of contracts result from periodic sales of consumer receivables on a nonrecourse basis. The Company records gains to the extent net proceeds exceed the net investment in the consumer receivables sold. Proceeds from sales of consumer receivables aggregated $1,206,870 and $6,966,882 in 1997 and 1996, respectively.

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 became effective January 1, 1997 and covers the accounting for transfer and servicing of financial assets where the transferor has some continuing involvement with the assets transferred or with the transferee. Under this statement, when it applies, the Company will recognize the financial and servicing assets it controls and the liabilities it has incurred from the transfer; and will derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Company had no transactions subject to this statement in 1997.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income: Other income primarily represents fees which are recognized as income when the Company performs the related service. These services include billing services for developers and loan commitment, chargeback and collection fees charged to resorts.

Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach to accounting for deferred income taxes. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. A valuation allowance is established as a reduction of deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share: The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and became effective for periods ending after December 15, 1997. Earnings per share for 1996 have been restated to reflect SFAS 128. SFAS 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock (such as options, warrants and convertible securities) outstanding that trade in a public market. Those entities that have only common stock outstanding present basic earnings per share amounts. All other entities present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

Stock-Based Compensation: The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Because the exercise price of employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recorded under APB 25. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123).

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE B--RECEIVABLES

Accounts receivable consist of: (1) amounts due from timeshare interval owners for maintenance and service charges which the Company remits to the resorts upon receipt, (2) the principal amount of unpaid and delinquent timeshare interval contracts which are receivable from resorts under the recourse provisions of applicable financing agreements and (3) at December 31, 1996, an amount due from a bank in connection with its financing facility. Receivables are stated at their unpaid principal balances. Amounts due resorts for maintenance and service charges are included in accounts payable.

Notes and advance receivables include: (1) amounts receivable from timeshare interval owners less the unearned income and holdbacks on funds borrowed under those contracts, (2) loans to resorts for acquisition and development of resort properties, (3) hypothecation loans to resorts pledged by the resort's loans from timeshare internal owners, and (4) retained interests in receivables sold under securitization agreements. Interest rates on these receivables range from 10.5% to 18% per annum.

The following are the components of notes and advance receivable as of December 31:

                                                        1997            1996
                                                  -------------    ------------
   Timeshare receivables:
     Consumer contract receivables                 $128,696,480     $94,047,861
     Unearned interest income                       (37,594,853)    (27,846,532)
     Holdbacks                                      (17,320,018)    (12,385,961)
                                                  -------------    ------------
                                                     73,781,609      53,815,368
   Resort receivables:
     Acquisition and development                     40,153,185      31,475,174
     Hypothecation loans                              5,275,456       1,569,968
                                                  -------------    ------------
                                                     45,428,641      33,045,142

   Retained interest in securitized receivables             -0-       3,446,990

                                                   $119,210,250     $90,307,500

Substantially all consumer contracts are with full recourse to the resort developers. Also, the Company's practice is to withhold approximately fifteen percent of the purchase price of the consumer contracts until the contract receivable has been fully collected. The amount of funds withheld comprises holdbacks on consumer contracts.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE B--RECEIVABLES--Continued

Retained interests in securitized receivables at December 31, 1996 represent the discounted amount of collections from securitized receivables over the amounts due to investors in the securitizations. Realization of the carrying value amount is based on the declines during the period in the present value of the projected collections using the same discount rate as was appropriate at the time of securitization. The Company repurchased these receivables in 1997.

Unearned interest income relates to consumer timeshare contracts and represents the unamortized interest to be recorded in income over the remaining loan terms.

The Company has classified three resort loans as impaired under SFAS 114 at December 31, 1997. Two of the three debtors have not made principal payments in accordance with their contractual agreements. The third debtor, whose loan was also classified as impaired at December 31, 1996, filed for bankruptcy protection in July 1997. The outstanding balance of impaired loans amounted to $10,132,607 and $5,315,117 at December 31, 1997 and 1996, respectively. The average outstanding amounts during 1997 and 1996 were $9,765,342 and $5,147,591. The Company has no allowance for losses specifically related to these loans because it believes the market value of the collateral significantly exceeds its loan investment including unpaid interest. During 1997 and 1996, the Company recorded interest income on these loans of $1,276,856 and $666,850, respectively. Interest is current on two loans. Cumulative unpaid interest on the third loan, $1,411,579 at December 31, 1997 and $666,950 at December 31, 1996, is included in the outstanding loan balance pursuant to the terms of the loan agreement.

The activity in the allowance for doubtful receivables for the years ended December 31, 1997 and 1996 follows:

                                                        1997             1996
                                                   -----------      -----------
   Balance at beginning of year                     $1,979,182       $1,850,724
   Provision for doubtful receivables                  925,000          178,543
   Charge-offs and recoveries, net                    (461,938)         (50,085)
                                                   -----------      -----------
   Balance at end of year                           $2,442,244       $1,979,182
                                                   ===========      ===========

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE B--RECEIVABLES--Continued

The Company's concentration of credit risk in its accounts and notes receivable is believed to be substantially mitigated by credit and evaluation procedures. The Company generally requires collateral and holdbacks and has set up reserves for potential credit losses which have been within management's expectations.

At December 31, 1997, the Company had agreements for resort development financing with 17 developers covering 23 timeshare resort complexes. The Company's consumer contract and hypothecation lending arises from these resorts and a limited number of other resort developments. At December 31, 1997, the Company was committed to lend approximately $10 million in funds for resort construction or renovation. The Company has also agreed to make hypothecation loans to, or purchase consumer timeshare interval contracts from, 37 resorts, subject to satisfactory underwriting approval of each individual consumer.

Based on their maturity dates, the notes and advance receivables are due during the years ending December 31 as follows: 1998--$25,310,490; 1999--$25,085,923;
2000--$28,149,408; 2001--$23,509,481; and 2002 and thereafter--$17,154,948.

NOTE C--RELATED PARTY TRANSACTIONS

Recapitalization: At December 31, 1996, the Company owed its parent company, BFG, a net total of $23,712,688 of which $23,803,257 was payable under unsecured demand notes bearing interest at 10 1/2% per annum.

Effective October 30, 1997, the Company increased its number of authorized shares of Common Stock from 10,000,000 to 50,000,000. The Company then issued 4,645,596 shares to BFG in full satisfaction of its indebtedness to BFG at November 24, 1997. The net liabilities which were satisfied totaled $24,970,079 and included the demand notes described above and accrued interest. The conversion price of $5.375 per share was determined using the average closing price of the Company's Common Stock for ten days preceding Board of Directors' approval of the transaction.

Concurrently, the Company issued 7,500,000 shares of Common Stock to BFG in exchange for the 3,000 outstanding shares of Cumulative Convertible--Series 2 Preferred Stock. The Preferred Stock was mandatorily convertible at the rate of 2,500 common shares to 1 preferred share when the Company had a sufficient number of authorized shares of Common Stock. As part of this transaction, the Company issued 23,721 shares of Common Stock to BFG in payment of cumulative dividends of $127,500 through October 31, 1997.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE C--RELATED PARTY TRANSACTIONS--Continued

Notes Receivable: Notes receivable--related party is comprised of the following as of December 31, 1997 and 1996:

                                                       1997              1996
                                                    ----------        ----------
   Due from bankruptcy Trustee                      $4,023,431        $7,437,968
   Due from BMDC                                           -0-           100,000
                                                    ----------        ----------
                                                    $4,023,431        $7,537,968
                                                    ==========        ==========

The notes due from the bankruptcy Trustee bear interest at 10% per annum and are collateralized by third-party leases. These notes arose in connection with financing transactions negotiated by the Trustee which are described in Note F. In the event of default, the Company can apply unpaid amounts to a fee payable to the Trustee in connection with these financing transactions.

The amount due from BMDC at December 31, 1996 was offset against amounts due to BFG as part of the recapitalization described above.

Income and Expense: Interest income earned on the notes receivable from bankruptcy Trustee amounted to $625,511 for 1997 and $61,467 for 1996.

Interest expense incurred on the related party debt amounted to $1,475,609 for the year ended December 31, 1997 and $2,050,773 for the year ended December 31, 1996.

Other: The Company leases its office facilities from BFG. In 1997 its five year lease was terminated without penalty when the Company relocated within the same property. Currently rent is paid on a month-to-month basis ($6,752 per month) until a new lease agreement is finalized. Rent expense for the office facilities amounted to $146,399 in 1997 and $161,213 in 1996.

The Company currently receives limited administrative services from BFG related to billing consumer amounts due under timeshare interval contracts. The expense amounted to $63,500 and $85,871 during 1997 and 1996, respectively.

Under an agreement which expired March 31, 1996, the Company paid BFG $422,115 in 1996 for various administrative services including billing, collection, legal and management services.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE D--RESTRICTED CASH

Restricted cash includes $801,443 and $951,079 at December 31, 1997 and 1996, respectively, on deposit at financial institutions as security under lending agreements. It also includes $13,774 at December 31, 1997 and $139,065 at December 31, 1996 in other accounts required under its financing and credit facilities. The remaining restricted cash of $39,921 and $38,629 at December 31, 1997 and 1996, respectively, is a dual signature account held jointly by the Company and a resort developer. The cash is available only as payment for chargebacks on timeshare contracts after approval by both joint account holders. All restricted cash accounts are held in interest bearing accounts and several exceed the FDIC insured limit of $100,000.


NOTE E--NOTES PAYABLE

Notes payable consists of the following at December 31:

                                                                                   1997          1996
                                                                               -----------   -----------
Amount outstanding under $75,000,000 receivables
financing facility                                                             $43,956,667   $33,323,221

Amount outstanding under $30,000,000 credit facility
for financing resort acquisition and development, less
unamortized discount of $289,666                                                10,312,017           -0-

Collateralized notes payable to banks in monthly installments through 2001 with interest ranging from
9% to 11% per annum                                                             10,176,221    20,902,915

Nonrecourse collateralized notes payable to banks in monthly installments through 2001 with interest ranging
from 10.5% to 11% per annum                                                      6,154,357     6,441,959

Collateralized notes payable to banks and others
in monthly installments through 2004 with interest
from 1/2% to 4% per annum                                                       22,571,318    16,130,521
                                                                               -----------   -----------
                                                                    Subtotal    93,170,580    76,798,616

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE E--NOTES PAYABLE--Continued

                                                                                  1997          1996
                                                                              -----------   -----------
Balances brought forward                                                      $93,170,580   $76,798,616

Fee payable to bankruptcy Trustee in connection with arrangement of 1/2% to
4% notes payable above,
due in varying annual amounts                                                   3,387,066     2,627,440

Unsecured promissory notes payable maturing December 1,
1998; interest at 8% per annum                                                  3,403,711     3,516,140
                                                                              -----------   -----------
                                                                              $99,961,357   $82,942,196
                                                                              ===========   ===========

The receivables financing and credit facilities and the collateralized notes payable are collateralized by security agreements and assignment of payments due on timeshare contract notes receivable, notes receivable from resorts and, as further described below, third-party leases.

Receivable Financing and Credit Facilities: In November 1997 the Company obtained a $75 million credit facility from a bank to be used to fund the financing of timeshare receivables. The facility has a two-year revolving period ending in November 1999 and a one-year payment period ending in November 2000. The Company can extend the revolving period one year for a fee of 1% of the unused facility. Outstanding balances bear interest at a floating rate (7.8688% at December 31, 1997). In this transaction, the bank took an assignment of the Company's previous $50 million purchase/pledge financing facility. This facility provides that qualifying contract notes receivable can be either securitized and sold to the bank without recourse or used as collateral for borrowings. In connection with the assignment, the Company repurchased receivables previously sold to the predecessor bank at the outstanding principal balance of $6,404,619. Currently, no securitization and sale transactions have taken place. The Company and the bank intend that the additional $25 million provided by the facility will be used to fund hypothecation loans to resorts.

The Company also obtained a $30 million credit facility from the bank to be used to fund acquisition and development loans to resorts. It has a two-year revolving term ending in November 1999 and a one-year payment period ending in November 2000. Outstanding balances bear interest at a floating rate (8.8688% at December 31, 1997). In connection with this transaction, the bank received warrants for the purchase of 250,000 shares of the Company's Common Stock as described in Note K. The warrants were valued at $289,666. This has been accounted for as a discount in consideration for making the loan and will be amortized as interest expense over the loan term.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE E--NOTES PAYABLE--Continued

The agreements contain both specific and general covenants including maintenance of specific collateralization and default rates with respect to pledged receivables and tangible and overall net worth requirements.

1/2% to 4% Collateralized Notes Payable: Beginning in November 1996, the Company has obtained financing at favorable interest rates from banks and others who were creditors of affiliates which had filed for bankruptcy protection as described in Note G. The bankruptcy Trustee arranged this financing and borrowed part of the proceeds from the Company in order to settle the bankrupts' obligations with those creditors. The notes receivable from the related bankrupts are collateralized by third-party leases owned by the affiliated entities. As part of these financing arrangements, the Company assigned its collateral interest in the third-party leases to these lenders. As consideration for the financing, the Company will pay a fee to the bankrupt Trustee based on an annual rate of approximately 3% of the unpaid principal balance of the loans. The Company is recognizing this fee as interest over the various loan terms.

Subsequent maturities of notes payable for the years ending December 31 are:
1998-- $9,613,674; 1999--$6,841,613; 2000--$61,965,122; 2001--$6,460,492;
2002--$5,674,112; and thereafter $9,406,344.

NOTE F--INCOME TAXES

The Company files a consolidated federal income tax return which includes all of its subsidiaries. The Company will, if approved by applicable state authorities, file combined state income tax returns beginning in 1997. Each company filed separate state income tax returns during 1996.

The consolidated provisions for income taxes included in the accompanying Statements of Income consist of the following for the years ended December 31, 1997 and 1996:

                                                       1997              1996
Current provision:
  Federal                                            $ 72,000          $    -0-
  State                                               438,000           195,000
                                                    ---------         ---------
                                                      510,000           195,000

Deferred provision (benefit):
  Federal                                            (280,000)           31,000
  State                                               (37,000)         (197,000)
                                                    ---------         ---------
                                                     (317,000)         (166,000)

                                                     $193,000          $ 29,000
                                                    =========         =========

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE F--INCOME TAXES--Continued

The provisions for income taxes for 1997 and 1996 are less than amounts computed by applying the statutory rate (34%) to income before income taxes for the following reasons:

                                                           1997          1996
                                                       -----------    ---------
Income taxes at statutory rates                         $1,164,000     $589,000
State income taxes, net of federal income tax benefit      264,000      129,000
Reduction of valuation allowance                        (1,307,000)    (714,000)
Alternative minimum tax                                     72,000          -0-
Other items                                                    -0-       25,000
                                                       -----------    ---------

Provision for income taxes                                $193,000      $29,000
                                                       ===========    =========

The Company has valuation allowances for its net operating loss carryforwards because there is no assurance that the Company will generate sufficient taxable earnings to utilize the unrestricted loss carryforwards before they expire. Management believes that all other net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

The change in valuation allowance in 1997 reflects a decrease of $1,306,906 for the use of operating loss carryforwards. The valuation allowance changed in 1996 to reflect a decrease of $534,000 for the use of net operating loss carryforwards and a decrease of $180,000 to eliminate an allowance previously established for deferred state income taxes.

Net deferred tax assets included in the accompanying consolidated balance sheets are comprised of the following at December 31, 1997 and 1996:

                                                         1997            1996
                                                    -----------     -----------
Receivable allowance                                   $888,822        $694,408
Net operating loss carryforwards                        232,615       1,539,521
Depreciation                                             97,438             -0-
State income taxes, net of federal benefit              155,276         130,128
                                                    -----------     -----------
                                                      1,374,151       2,364,057
Valuation allowance                                    (232,615)     (1,539,521)
                                                    -----------     -----------
                                                     $1,141,536        $824,536
                                                    ===========     ===========

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE F--INCOME TAXES--Continued

The Company has federal net operating loss carryforwards of approximately $684,000 at December 31, 1997 which expire in the following years:
2007--$443,000; and 2009--$241,000.

NOTE G--CONTINGENCIES AND COMMITMENTS

On March 28, 1996, the Company's majority owners (BFG and BMDC) were named in a series of suits filed by the Securities and Exchange Commission. On March 29, 1996, both entities and several other of their affiliates filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Those companies are currently being managed for the benefit of their creditors by the Court appointed bankruptcy Trustee. The ultimate impact of these events on the Company's business and operations is not presently determinable.

The Company has been named with BFG and its affiliates in two class action type claims brought in connection with investments made by the claimants through BFG or its other affiliates. The complaints have not yet been answered and it is too early to assess the likelihood of an unfavorable outcome. One action has been stayed by an order of the Bankruptcy Court and the other will likely be stayed.

The Company is a defendant in a legal action filed by a former officer and director of the Company against the Company and other parties containing numerous allegations. The Company believes that this legal action is lacking in merit and intends to vigorously defend the lawsuit.

The Company is a defendant in a claim for payment of unclaimed property under Florida abandoned property law of approximately $402,000. It arose in connection with a premium finance business previously carried on by Equivest. The Company does not dispute the amount but approximately $325,000 of the claim had been held by the Company before enactment of the law in 1990. The Company intends to contest the claim for that portion and has recorded a liability of $77,000 for the balance. No assessment of the Company's position can be made at this time.

The Company has employment agreements with two of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances including change of control, as defined. The Company's minimum payment obligation under the severance provisions of these agreements was $1,033,000 at December 31, 1997.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE H--12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

Each share of this issue of preferred stock is convertible into 2.81 shares of Common Stock at any time until August 26, 2006. The Company has an option to redeem the shares at $4 per share at any time prior to that date and a requirement to redeem any remaining outstanding shares at par value on that date. The Company redeemed this preferred stock effective February 13, 1998 and all cumulative undeclared and unpaid dividends were paid. At December 31, 1997 these amounted to $8,324 ($4,606 at December 31, 1996).

NOTE I--CUMULATIVE REDEEMABLE PREFERRED STOCK

The parent company (BFG) is the holder of this issue. It is entitled to the number of votes which equals 20% of the total number of voting shares of the Company's stock after taking into account both Common and Convertible Preferred Stock. In the event of liquidation, these shares have a liquidation value of $1,000 per share ($10,000,000 in total) plus all accrued and unpaid dividends. This issue is equal in preference to the 12.5% Preferred Stock described in Note
H. The Company may, at its option any time after February 16, 2002, redeem this stock in whole or in part at its liquidation value plus accrued and unpaid dividends. Dividends on this issue are cumulative and payable quarterly when declared by the Company at the rate of $60 per annum per share and the Company issued 180,279 shares of Common Stock in payment of cumulative dividends of $969,000 through September 30, 1997. At December 31, 1997, the cumulative undeclared and unpaid dividends amount to $154,333.

NOTE J--FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of the estimated fair value of on and off balance sheet financial instruments. A financial instrument is defined by SFAS 107 as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or to receive cash or another financial instrument from a second entity on potentially favorable terms.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE J--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications, estimated transaction costs that may result from bulk sales, or the relationship between various financial instruments. Fair values for the Company's financial instruments are based on judgments regarding current economic conditions, interest rate characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgement and cannot be determined with precision. Therefore, the calculated fair value estimates cannot always be sustained by comparison to independent markets and in most cases, would not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the instruments.

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

Accounts and Notes Receivable: The estimated fair value of accounts and notes receivable were developed using estimated cash flows and maturities based upon contractual interest rates and historical experience and discounting those cash flows using current market interest rates. The Company's carrying amount and fair value of accounts and notes receivables are summarized as follows:

                    1997                              1996
        -----------------------------      ----------------------------
          Carrying          Fair            Carrying          Fair
           Amount           Value            Amount           Value
        ------------     ------------      -----------      -----------
        $118,205,934     $121,071,554      $94,562,809      $94,562,809

The carrying value of the Company's commitments to lend as disclosed in Note D approximates their fair value.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE J--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Notes Payable: The fair value of notes payable are estimated using rates available to the Company at December 31, 1997 and 1996 for similar debt and remaining maturities. The carrying amount and fair value of notes payable are summarized as follows:

                    1997                              1996
        -----------------------------      ----------------------------
          Carrying          Fair            Carrying          Fair
           Amount           Value            Amount           Value
        ------------     ------------      -----------      -----------
         $99,961,357      $96,363,881     $ 82,942,196      $77,229,196

Notes Payable--Related Party: It was not practicable to estimate the fair value of these notes outstanding at December 31, 1996 because of the nature of the indebtedness and resultant excessive cost to estimate their fair values.

12.5% Redeemable Convertible Preferred Stock: It is not practicable, because of cost, to determine the estimated fair value of this relatively small amount outstanding.

NOTE K--STOCK OPTIONS AND WARRANTS

Stock Options: At December 31, 1997, the Company has two stock-based compensation plans which are described in greater detail below. The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Using these criteria, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for the Company's stock option portion of the plans, based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1997          1996
                                                       ----------    ----------
   Net income:
     As reported                                       $3,231,423    $1,660,245
     Pro forma                                          3,213,423     1,660,245
   Net income per common share:
     As reported                                              .22           .12
     Pro forma                                                .21           .12
   Weighted average fair value of options granted
     under the 1997 Incentive Long-Term Plan                 1.38            --

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE K--STOCK OPTIONS AND WARRANTS--Continued

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants in 1997-- dividend yield of -0-%, expected volatility of 2.96%, risk-free interest rates of 6.26%, and expected lives of 10 and 5 years.

1988 Stock Option Plan: The Company has a stock option plan which reserves 100,000 shares of Common Stock. The Plan provides that no options may be granted after September 1, 1999. There were no options issued, cancelled or exercised during 1997 and 1996 and there were no options outstanding at December 31, 1997 or 1996.

1997 Long-Term Incentive Plan: The 1997 long-term incentive plan (1997 Plan) became effective September 1, 1997. Under the Plan, nonqualified and incentive stock options may be granted to employees and directors as detailed in the Plan. The exercise price for the options shall be determined by the compensation committee of the Board of Directors. The maximum number of shares of Common Stock which may be issued under the 1997 Plan is 1,600,000. The term of the Plan is ten years; however, the Board of Directors may discontinue the plan at its discretion.

Stock option transactions for 1997 were:

                                                   Shares of Weighted
                                                     Common Stock
                                                   ------------------
                                                                         average
                                         Available          Under       exercise
                                        for option         option          price
                                      ------------   ------------   ------------
Balance January 1, 1997                    100,000            -0-          $ -0-
Shares reserved under 1997 Plan          1,600,000            -0-            -0-
Granted                                   (858,100)       858,100           3.28
                                      ------------   ------------   ------------
Balances at December 31, 1997              841,900        858,100          $3.28
                                      ============   ============   ============

The following table summarizes information concerning currently outstanding and exercisable options:

                                                               Exercise Prices
                                                           ---------------------
                                                             $1.00         $5.05
                                                             -----         -----
Number outstanding                                         375,000       483,100
Remaining contractual life, in years                           4.4            10
Number exercisable                                             -0-           -0-

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE K--STOCK OPTIONS AND WARRANTS--Continued

Common Stock Warrants: In November 1997, the Company issued warrants to purchase 250,000 shares of Common stock to a bank in connection with the credit facility as described in Note F. The warrants may be exercised at any time prior to November 2002, in whole or in part and in any order, by purchasing 125,000 shares at $3.50 per share and 125,000 shares at $4.00 per share. None of these warrants were exercised in 1997.

NOTE L--EARNINGS PER COMMON SHARE

Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations follows:

For the Year Ended December 31, 1997

                                                            Income         Shares      Per-Share
                                                         (Numerator)    (Denominator)    Amount
    Net Income                                            $3,231,423
    Less: Preferred Stock dividends                         (731,218)

    Basic earnings per share:
      Income available to common stockholders              2,500,205    11,582,587        $.22
                                                                                          ====

    Effect of dilutive securities:
      Cumulative Convertible--Series 2 preferred stock       127,500     6,226,027
      12.5% Redeemable Convertible preferred stock             3,718        27,861
      Warrants                                                               9,154
      Stock options                                                         68,273
                                                          ----------    ----------

    Diluted earnings per share:
      Income available to common stockholders
        plus assumed conversions                          $2,631,423    17,913,902        $.15
                                                          ==========    ==========        ====

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996

NOTE L--EARNINGS PER COMMON SHARE--Continued

For the Year Ended December 31, 1996

                                                         Income        Shares     Per-Share
                                                     (Numerator)    (Denominator)   Amount
                                                     -----------    -------------   ------
Net Income                                            $1,660,245
Less: Preferred Stock dividends                         (527,051)

Basic earnings per share:
  Income available to common stockholders              1,133,194     9,484,847        $.12
                                                                                      ====

Effect of dilutive securities:
  Cumulative Convertible--Series 2 preferred stock                   7,500,000
  12.5% Redeemable Convertible preferred stock             3,718        27,861
                                                      ----------    ----------

Diluted earnings per share:
  Income available to common stockholders
    plus assumed conversions                          $1,136,912    17,012,708        $.07
                                                      ==========    ==========        ====

The Company granted options to purchase 483,100 shares of common stock at $5.05 per share during the year ended December 31, 1997. These options were not included in computing the diluted per share data because to do so would have resulted in increasing the earnings per share data as compared to the amounts reported for the basic per share data.

NOTE M--SUPPLEMENTAL CASH FLOWS INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions during the years ended December 31, 1997 and 1996:

                                                           1997         1996
                                                        ----------   ----------
Interest paid                                           $6,779,790   $6,223,101

Income taxes paid                                          338,000      124,682

Noncash transactions:
  Conversion of related party debt to Common Stock      24,970,079          -0-
  Payment of dividends on Series 2 Preferred Stock
    with shares of Common Stock                          1,096,500          -0-
  Issuance of Common Stock warrants in consideration
    of credit agreement                                    289,666          -0-
  Conversion of Convertible Preferred Stock Series 2
    to Common Stock                                          9,000          -0-