Form 10QSB
period 1998-03-31
EQUIVEST FINANCE INC
filed 1998-05-15
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1998
                                                 --------------

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30, 1998, 21,905,706 shares of common stock of Equivest Finance, Inc. were outstanding.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX

PART I      FINANCIAL STATEMENTS                                            PAGE
                                                                            ----
  Item 1.   Financial Statements                                              3
              Consolidated Financial Information:
                 Consolidated Balance Sheets - March 31, 1998(unaudited)
                 and December 31, 1997                                        3
                 Unaudited Consolidated Income Statements - Three Months
                 Ended March 31, 1998 and 1997                                4
                 Unaudited Consolidated Statement of Equity Accounts          5
                 Unaudited Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1998 and 1997                   6
                 Notes to Interim Consolidated Financial Information          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10



PART II     OTHER INFORMATION                                                13

  Item 1.   Legal Proceedings                                                13

  Item 2.   Changes in Securities                                            13

  Item 3.   Defaults Upon Senior Securities                                  13

  Item 4.   Submission of Matters to a Vote of Security Holders              13

  Item 5.   Other Information                                                13

  Item 6.   Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                   15

                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                         (Unaudited)
ASSETS                                                                 March 31, 1998    December 31, 1997
-----------------------------------------------------------            --------------    -----------------
Cash                                                                   $   2,711,158      $   4,620,479
                                                                       -------------      -------------
Receivables:
         Accounts receivable                                               1,540,957          1,437,928
         Notes and advance receivable                                    125,517,915        119,210,250
         Less allowance for doubtful receivables                          (2,667,983)        (2,442,244)
                                                                       -------------      -------------
                                                                         124,390,889        118,205,934
                                                                       -------------      -------------
         Accounts receivable - related parties                                36,042                -0-
         Notes receivable - related party                                  2,939,018          4,023,431
                                                                       -------------      -------------

         Total Receivables                                               127,365,949        122,229,365
                                                                       -------------      -------------

Deferred financing costs, net                                              4,014,926          4,125,972

Cash - restricted                                                            841,364            855,138

Accrued interest receivable                                                  503,051            341,107

Deferred taxes                                                             1,141,536          1,141,536

Other Assets                                                                 271,407            170,370
                                                                       -------------      -------------
                                                                       $ 136,849,391      $ 133,483,967
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------
Liabilities:
     Accounts Payable and Other Liabilities:

         Accounts payable                                              $     471,141      $     434,072
         Accounts payable - related parties                                      -0-             11,235
         Accrued expenses and other liabilities                            1,248,203            519,109
                                                                       -------------      -------------

           Total Accounts Payable and Other Liabilities                    1,719,344            964,416
                                                                       -------------      -------------

     Notes payable                                                       101,136,489         99,961,354
                                                                       -------------      -------------

                                                                         102,855,833        100,925,773
                                                                       -------------      -------------

12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
     $3 par value; 1,000,000 shares authorized, -0- outstanding in
     1998 and 9,915 shares outstanding in 1997                                   -0-             29,745

PREFERRED AND COMMON STOCK AND OTHER CAPITAL
     Cumulative Redeemable Preferred Stock--Series 2 Class A,
         $3 par value;  15,000 shares authorized, 10,000 shares
         issued and outstanding                                               30,000             30,000
     Common Stock, $.05 par value; 50,000,000 shares authorized,
         21,905,706 shares outstanding in 1998 and 21,834,443 shares
         outstanding in 1997                                               1,095,286          1,091,723
     Additional paid-in capital                                           32,401,421         32,078,721
     Retained earnings (deficit)                                             466,851           (671,995)
                                                                       -------------      -------------
                                                                          33,993,558         32,528,449
                                                                       -------------      -------------
                                                                       $ 136,849,391      $ 133,483,967
                                                                       =============      =============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                        CONSOLIDATED STATEMENT OF INCOME


                                                                        3 Months Ended March 31,
                                                                           1998         1997
                                                                        ----------   ----------
Revenues:

         Interest                                                       $4,749,698   $3,677,103
         Gain on Sales of Contracts                                            -0-       29,689
         Other Income                                                      333,240       10,236
                                                                        ----------   ----------
                                                                         5,082,938    3,717,028
                                                                        ----------   ----------

Costs and Expenses:

         Provision for doubtful receivables                                225,000           --
         Interest                                                        1,653,228    2,164,099
         Debt related costs including amortization of financing costs      341,103      252,198
         Selling, general and administrative                               756,609      491,744
                                                                        ----------   ----------

                                                                         2,975,940    2,908,041
                                                                        ----------   ----------

Income Before Provision for Taxes                                        2,106,998      808,987

Provision for Income Taxes
         Current                                                           655,000       84,000
         Deferred                                                              -0-          -0-
                                                                        ----------   ----------

              Total Provision for Taxes                                    655,000       84,000
                                                                        ----------   ----------


Net Income                                                              $1,451,998   $  724,987
                                                                        ==========   ==========


Basic earnings per common share                                         $      .06   $      .06
                                                                        ==========   ==========


Diluted earnings per common share                                       $      .06   $      .03
                                                                        ==========   ==========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                    CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS

                                                                                           Redeemable
                                                                           Additional      Preferred         Retained
                                              Common         Stock          Paid in       Stock-Series       Earnings
                               Total          Shares         Amount         Capital        2 Class A         (Deficit)
                            ------------   -------------   -----------    -------------   -------------    --------------
Balances at December 31,
1997                        $32,528,449      21,834,443    $1,091,723      $32,078,721         $30,000        $ (671,995)

Dividends on 12.5%
Redeemable Convertible
Preferred Stock                  (8,819)                                                                          (8,819)

Convert 12.5% Redeemable
Convertible Preferred
Stock to Common Stock            21,930          20,541         1,027           20,903

Dividends on Series 2
Class A Preferred Stock
paid in Common Stock                -0-          50,722         2,536          301,797                          (304,333)

Net Income                    1,451,998                                                                        1,451,998
                            -----------      ----------    ----------      -----------         -------          --------
Balances at March 31, 1998  $33,993,558      21,905,706    $1,095,286      $32,401,421         $30,000          $466,851
                            ===========      ==========    ==========      ===========         =======          ========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                   3 Months Ended March 31,
                                                                     1998           1997
                                                                  -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net Income                                                     $ 1,451,998    $   724,987
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                    315,801        238,687
     Provision for doubtful receivables                               225,000            -0-
     Provision for deferred taxes                                         -0-            -0-
     Gains on sales of contracts                                          -0-        (29,689)
     Changes in assets and liabilities:
       (Increase) decrease in other assets                           (402,091)      (311,667)
       Increase in accounts receivable - related parties              (36,042)      (527,555)
       (Increase) decrease  in restricted cash                         13,774          4,722
       Decrease in accounts payable and accrued
         Expenses                                                     766,163       (227,410)
       Decrease in accounts payable--related parties                  (11,235)       (80,449)
                                                                  -----------    -----------
                          NET CASH USED IN OPERATING ACTIVITIES     2,323,368       (208,374)

CASH FLOWS USED IN INVESTING ACTIVITIES
   (Increase) decrease in receivables, net                         (6,410,694)     6,800,205
   (Increase) decrease in receivables, net                            (37,763)           -0-
                                                                  -----------    -----------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (6,448,457)     6,800,205

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on loans payable--related party                               -0-            -0-
   Payments on notes receivable - related party                     1,084,413        169,277
   Proceeds on loans payable - related party                              -0-        481,164
   Proceeds from recourse notes payable                             7,154,117      3,290,097
   Payments on recourse notes payable                              (6,470,192)    (5,372,640)
   Proceeds from non-recourse notes payable                         1,382,118      5,691,156
   Payments on non-recourse notes payable                            (918,069)    (5,728,495)
   Payment of preferred stock dividends                                (8,819)           -0-
   Redemption of preferred stock                                       (7,800)           -0-
                                                                  -----------    -----------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES     2,215,768     (1,469,441)
                                                                  -----------    -----------
                                    INCREASE (DECREASE) IN CASH    (1,909,321)     5,122,390
                                                                  -----------    -----------

Cash at beginning of period                                         4,620,479      4,037,201
                                                                  -----------    -----------
                                          CASH AT END OF PERIOD   $ 2,711,158    $ 9,159,591
                                                                  ===========    ===========

          See Accompanying Notes To Consolidated Financial Statements.

                             EQUIVEST FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    Basis of Presentation

      The accompanying consolidated interim financial statements as of March 31, 1998 and 1997 and for the three-month period ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1997.

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc. (inactive), and Resort Funding, Inc. ("Resort Funding") and its subsidiary, BFICP Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      In July 1997, a Las Vegas, Nevada developer and customer of Resort Funding filed for bankruptcy court protection. As of April 30, 1998, the developer had outstanding indebtedness on its acquisition and development loans of approximately $6,300,000, secured by first and third mortgages on a hotel and casino located in Las Vegas. This amount owed includes principal, accrued interest, and certain other fees relating to such loans. The appraised value of this property is substantially in excess of the debt owed to Resort Funding. Resort Funding filed secured claims in the developer's bankruptcy case relating to the acquisition and development loans. On December 31, 1997 the bankrupt developer filed its disclosure statement and joint plan of reorganization. The plan of reorganization lists Resort Funding's claims among the class of secured claims which, if allowed, the developer proposes to pay in full, together with all accrued unpaid interest. On March 30, 1998, the bankruptcy court confirmed the developer's plan of reorganization. On May 8, 1998, the proposed purchaser of the property notified counsel for the debtor that the purchaser had elected not to proceed with the transaction and was withdrawing its offer. Absent a comparable new proposal from a viable purchaser to replace the withdrawn offer, the debtor's plan of reorganization will not be fulfilled. Resort Funding is evaluating its options, including proceeding with a foreclosure action. A loss by Resort Funding on these loans could have a material impact on Resort Funding's financial statements, and the Company.

      In September 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrears. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments as they were to become due. However, in January, 1998, the developer refused to deliver the deed in lieu of foreclosure and terminated the November 3 agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. As of April 30, 1998, the balance owed to Resort Funding under the referenced loan was approximately $3,600,000. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of April 30, 1998, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

      Deferred financing costs represent unamortized expenses associated with issuing certain debt and fees payable pursuant to certain bank settlement transactions. Amortization of these costs is computed on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method.

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

      The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and became effective for periods ending after December 15, 1997. Earnings per share for 1997 have been restated to reflect SFAS 128. SFAS 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock (such as options, warrants and convertible securities) outstanding that trade in a public market. Those entities that have only common stock outstanding present basic earnings per share amounts. All other entities present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Income before income taxes increased 160.4% to $2,107,000 for the three months ended March 31, 1998, from $809,000 for the same period in 1997. Net income increased 100.3% to $1,452,000 for the three months ended March 31, 1998 compared to $725,000 for the same period in 1997. The increase was due primarily to an increase in interest income as a result of growth in portfolios being held for investment, higher fee income and lower interest expenses. These increases were partially reduced by an increased provision for income taxes, higher selling, general and administrative costs, along with a higher provision for doubtful accounts. During the first quarter of 1998, the Company utilized the balance of its net operating loss carryforwards. The Company provided a provision for incomes taxes of $655,000 for the first quarter of 1998, a 679.7% increase over the $84,000 provision for income taxes provided during the first quarter of 1997. Revenues increased 36.7% to $5,082,900 for the three months ended March 31, 1998, from $3,717,000 for the same period in 1997. The increase was due primarily to an increase in interest income as a result of portfolio growth and an increase in fee income. Total originations rose 92.4% to $18.7 million for the first quarter of 1998, compared to $9.7 million for the same period in 1997.

Interest Income

Interest on loans increased 29.2% to $4,749,700 for the three months ended March 31, 1998, from $3,677,100 for the same period in 1997, primarily due to the growth in portfolio held for investment. Interest on consumer notes increased 37.6% to $3,289,600 for the three months ended March 31, 1998 from $2,391,400 for the same period in 1997, as a result of growth in the portfolio held for investment. Interest on developer loans increased 34.4% to $1,326,100 for the three months ended March 31, 1998 from $987,000 for the same period in 1997, as a result of higher average outstanding balances. The growth in interest income was offset $98,900 by interest income on notes receivable from a related party, which had higher average outstanding balances for the same period a year earlier.

Gain on Sale of Contracts

Interest revenue was partially offset by a decrease of 100.0% on gains on the sale of consumer contracts, which fell to $0 for the three months ended March 31, 1998 from $29,700 for the same period in 1997. This decrease was due to management's decision not to sell contracts.

Other Income

Other income increased by 3,155.4% to $333,200 for the three months ended March 31, 1998, from $10,200 for the same period in 1997. The increase was primarily due to an increase in fee income.

Provision for Doubtful Accounts

The provision for doubtful receivables increased to $225,000 for the three months ended March 31, 1998, from $0 for the same period in 1997, as a result of increased levels of outstanding receivables.

Interest Expense

Notwithstanding higher aggregate loan balances, interest expense decreased 23.6% to $1,653,200 for the three months ended March 31, 1998, from $2,164,100 for the same period in 1997, primarily due to lower interest rates and the elimination of the intercompany debt. The elimination of the intercompany debt (approximately $25,000,000) saved the Company approximately $480,000 of interest expense in the first quarter of 1998, compared to the same period in 1997. The interest expense on the Company's consumer receivable financing facility decreased 5.2% to $837,100 for the first quarter of 1998, from $883,100 for the first quarter of 1997, due to lower interest rates. The consumer receivable facility had higher average outstanding balances of almost $9,000,000 for the first quarter of 1998, compared to the same period in 1997, but interest rates were approximately 270 basis points lower. Interest expense on other bank notes increased 2.7% to $749,400 for the three months ended March 31, 1998, from $729,900 for the same period in 1997, due to higher average outstanding balances. The average outstanding balance on other bank notes increased 16.4% to approximately $49 million for the first quarter of 1998, from $42 million for the same period in 1997. The average interest rates on other bank notes decreased to 6.1% for the first quarter of 1998, from 7.0% for the same period in 1997. The decrease in interest rates is due to the addition of a revolving facility of $30 million from Credit Suisse First Boston Mortgage Capital LLC for funding acquisition and development loans to developers, and certain loans relating to the settlement of the claims made by several lenders (the "Banks") in the bankruptcy case of Bennett Funding Group, Inc. ("BFG") and its affiliate, Aloha Capital Corporation (collectively, the "Debtors"), arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates (the "Settlement Loans"), ranging in term from 30 to 120 months, with an average duration of 70 months. Additional such settlements have been entered into from time to time with a total amount through March 31, 1998, of approximately $22,900,000. The weighted average interest rate on the Settlement Loans is 2.07%. The beneficial effect of the extremely low interest rates of the Settlement Loans is partially offset by a 3% per annum arrangement fee paid by Resort Funding to BFG, which is accounted for as a cost of debt issuance.

Selling, General and Administrative

Selling, General and Administrative costs increased 53.9% to $756,600 for the three months ended March 31, 1998, from $491,700 for the same period in 1997. The increase was primarily a result of increased payroll-related costs and a non-recurring outside service expenditure. The increased payroll related cost is mainly due to a reduction in payroll costs allocated to the Debtors for certain of the Company's employees during the first quarter of 1998, compared to the same period in 1997.

Debt Issue Costs and Amortization

Debt issue costs and amortization increased 35.2% to $341,100 for the three months ended March 31, 1998, from $252,200 for the same period in 1997. The increase was mainly attributable to an increase in the 3% per annum arrangement fee charged by the bankrupt estate of BFG and other affiliated companies (the "Estate") relating to the Settlement Loans. Resort Funding is obligated to pay the arrangement fee to the Estate based on the unpaid principal balance of the new term loans. The increase was also attributable to the amortization of common stock warrants issued in connection with a credit facility the Company obtained in 1997. The value of the warrants is being accounted for as a discount in consideration for making the loan and will be amortized as interest expense over the term of the agreement.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 1998 was $655,000, compared to a provision of $84,000 for the same period in 1997, representing an increase of 679.7%. The current-period tax provision results from the availability of net operating loss carryforwards of approximately $675,000 in 1998 which partially shelter the Company's book income from federal taxes, and the adjustment of the deferred tax asset to reflect the state component on the provision for doubtful accounts. The current portion of the provision relates to currently payable federal and state income taxes. The provision for income taxes for the three months ended March 31, 1997 also reflects utilization of the net operating loss carryforwards (but only for the period after February 16, 1997) and the deferred tax provision relating to the provision for doubtful accounts.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding certain litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ended December 31, 1997, which is incorporated herein by reference.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  (a) Exhibits

         The following exhibits are filed herewith:

         11.1 Statement re:  computation of earnings per share

         (b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.

BY:____________________
Gerald L. Klaben, Jr.
Executive Vice President and Chief Financial Officer

Dated:________________1998