Form 10QSB
period 1998-06-30
EQUIVEST FINANCE INC
filed 1998-08-14
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998
                                                 -------------

Commission File Number: 0-18201
                        -------

                             EQUIVEST FINANCE, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 31, 1998, 21,905,706 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX

PART I    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

 Item 1.  Financial Statements                                                 3
            Consolidated Financial Information:
              Consolidated Balance Sheets - June 30, 1998(unaudited) and
              December 31, 1997                                                3
              Unaudited Consolidated Income Statements - Three Months Ended
              June 30, 1998 and 1997                                           4
              Unaudited Consolidated Income Statements - Six Months Ended
              June 30, 1998 and 1997                                           5
              Unaudited Consolidated Statement of Equity Accounts              6
              Unaudited Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 1998 and 1997                                     7
              Notes to Interim Consolidated Financial Information              8

 Item 2.  Management's Discussion and Analysis of Financial                   12
          Condition and Results of Operations

PART II   OTHER INFORMATION                                                   17

 Item 1.  Legal Proceedings                                                   17

 Item 2.  Changes in Securities                                               17

 Item 3.  Defaults Upon Senior Securities                                     17

 Item 4.  Submission of Matters to a Vote of Security Holders                 17

 Item 5.  Other Information                                                   17

 Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30, 1998     December 31,
                                                                (Unaudited)          1997
                                                               -------------     ------------
ASSETS
Cash                                                           $   1,172,185    $   4,620,479
                                                               -------------    -------------
Receivables:
        Accounts receivable                                        1,327,426        1,437,928
        Notes and advance receivable                             134,289,565      119,210,250
        Less allowance for doubtful receivables                   (2,893,538)      (2,442,244)
                                                               -------------    -------------
                                                                 132,723,453      118,205,934
                                                               -------------    -------------
        Accounts receivable - related parties                         10,952              -0-
        Notes receivable - related party                           1,941,372        4,023,431
                                                               -------------    -------------
        Total Receivables                                        134,675,777      122,229,365
                                                               -------------    -------------

Deferred financing costs, net                                      3,762,785        4,125,972

Cash - restricted                                                    966,229          855,138

Accrued interest receivable                                          672,360          341,107

Deferred taxes                                                     1,221,536        1,141,536

Other Assets                                                         234,461          170,370
                                                               -------------    -------------
                                                               $ 142,705,333    $ 133,483,967
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
    Accounts Payable and Other Liabilities:
        Accounts payable                                       $   1,079,542    $     434,072
        Accounts payable - related parties                               -0-           11,235
        Accrued expenses and other liabilities                     2,294,540          519,109
                                                               -------------    -------------
         Total Accounts Payable and Other Liabilities              3,374,082          964,416
                                                               -------------    -------------
    Notes payable                                                104,114,442       99,961,357
                                                               -------------    -------------
                                                                 107,488,524      100,925,773
                                                               -------------    -------------

12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
    $3 par value; 1,000,000 shares authorized, -0- shares
    outstanding in 1998 and 9,915 shares outstanding in 1997             -0-           29,745

PREFERRED AND COMMON STOCK AND OTHER CAPITAL
    Cumulative Redeemable Preferred Stock--Series 2 Class A,
        $3 par value;  15,000 shares authorized, 10,000
        shares issued and outstanding                                 30,000           30,000
        Common Stock, $.05 par value; 50,000,000 shares
        authorized, 21,905,706 shares outstanding in
        1998 and 21,834,443 outstanding in 1997                    1,095,286        1,091,723
    Additional paid-in capital                                    32,401,421       32,078,721
    Retained earnings (deficit)                                    1,690,102         (671,995)
                                                               -------------    -------------
                                                                  35,216,809       32,528,449
                                                               -------------    -------------
                                                               $ 142,705,333    $ 133,483,967
                                                               =============    =============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   3 Months Ended June 30,
                                                                   -----------------------
                                                                  1998                1997
                                                                  ----                ----
Revenues:
        Interest                                               $   4,913,987    $   3,637,126
        Other Income                                                 281,558          295,997
                                                               -------------    -------------
                                                                   5,195,545        3,933,123
                                                               -------------    -------------

Costs and Expenses:

        Provision for doubtful receivables                           225,000              -0-
        Interest                                                   1,718,602        2,112,993
        Debt related costs including amortization of
          financing costs                                            369,264          246,213
        Selling, general and administrative                          874,429          602,376
                                                               -------------    -------------
                                                                   3,187,295        2,961,582
                                                               -------------    -------------
Income Before Provision for Income Taxes                           2,008,250          971,541

Provision for Income Taxes
        Current                                                      865,000           96,000
        Deferred credit                                              (80,000)             -0-
                                                               -------------    -------------
           Total Provision for Income Taxes                          785,000           96,000
                                                               -------------    -------------
Net Income                                                     $   1,223,250    $     875,541
                                                               =============    =============
  Basic earnings per common share                              $        0.05    $        0.07
                                                               =============    =============
  Diluted earnings per common share                            $        0.05    $        0.04
                                                               =============    =============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   6 Months Ended June 30,
                                                                   -----------------------
                                                                  1998                1997
                                                                  ----                ----
Revenues:

        Interest                                                 $9,663,685       $7,314,229
        Gains on Sales of Contracts                                     -0-           29,689
        Other Income                                                614,798          306,233
                                                               ------------     ------------
                                                                 10,278,483        7,650,151
                                                               ------------     ------------

Costs and Expenses:

        Provision for doubtful receivables                          450,000               --
        Interest                                                  3,371,830        4,277,092
        Debt related costs including amortization of
          financing costs                                           710,367          498,411
        Selling, general and administrative                       1,631,037        1,094,120
                                                               ------------     ------------
                                                                  6,163,234        5,869,623
                                                               ------------     ------------

Income Before Provision for Income Taxes                          4,115,249        1,780,528

Provision for Income Taxes
        Current                                                   1,520,000          180,000
        Deferred credit                                             (80,000)             -0-
                                                               ------------     ------------
           Total Provision for Income Taxes                       1,440,000          180,000
                                                               ------------     ------------
Net Income                                                       $2,675,249       $1,600,528
                                                               ============     ============
  Basic earnings per  common share                                    $0.11            $0.13
                                                               ============     ============
  Diluted earnings per common share                                   $0.11            $0.08
                                                               ============     ============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                    CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS


                                                                                                 Redeemable
                                                                                   Additional    Preferred        Retained
                                                     Common          Stock          Paid in     Stock-Series      Earnings
                                    Total            Shares          Amount         Capital      2 Class A        (Deficit)
                                ------------       ----------    ------------    ------------   ------------    ------------
Balances at December 31, 1997   $ 32,528,449       21,834,443    $  1,091,723    $ 32,078,721    $    30,000    $   (671,995)

Dividends on 12.5%
Redeemable Convertible
Preferred Stock                       (8,819)                                                                         (8,819)

Convert 12.5% Redeemable
Convertible Preferred
Stock to Common Stock                 21,930           20,541           1,027          20,903

Dividends on Series 2
Class A Preferred Stock
paid in Common Stock                     -0-           50,722           2,536         301,797                       (304,333)

Net Income                         2,675,249                                                                       2,675,249
                                ------------     ------------    ------------    ------------    -----------    ------------
Balances at June 30, 1998       $ 35,216,809       21,905,706    $  1,095,286    $ 32,401,421    $    30,000    $  1,690,102
                                ============     ============    ============    ============    ===========    ============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                    6 Months Ended June 30,
                                                                    -----------------------
                                                                   1998              1997
                                                               --------------   --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net Income                                                   $   2,675,249    $   1,600,528
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                    708,283          483,187
    Provision for doubtful receivables                               450,000              -0-
    Provision for deferred taxes                                      80,000              -0-
    Gains on sales of contracts                                          -0-          (29,689)
    Changes in assets and liabilities:
      Increase in other assets                                      (686,128)        (634,932)
      Increase in accounts receivable - related parties              (10,952)        (301,479)
      Increase in restricted cash                                   (111,091)      (2,656,636)
      Increase (Decrease) in accounts payable and
       accrued expenses                                            2,420,901         (291,184)
      Decrease in accounts payable--related parties                  (11,235)          (2,682)
                                                               -------------    -------------
               NET CASH USED IN OPERATING ACTIVITIES               5,515,027       (1,832,887)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
  (Increase) decrease in receivables, net                        (15,554,442)         909,395
                                                               -------------    -------------
            NET CASH (USED IN) PROVIDED BY INVESTING
                                          ACTIVITIES             (15,554,442)         909,395

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Payments on notes receivable - related party                     2,438,035          775,970
  Proceeds on loans payable - related party                              -0-          821,597
  Proceeds from recourse notes payable                            18,678,331        6,633,749
  Payments on recourse notes payable                             (13,364,013)      (7,148,870)
  Proceeds from non-recourse notes payable                         1,224,572        8,809,829
  Payments on non-recourse notes payable                          (2,385,804)     (10,703,048)
                                                               -------------    -------------
           NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                    6,591,121         (810,773)
                                                               -------------    -------------
                         INCREASE (DECREASE) IN CASH              (3,448,294)      (1,734,265)
                                                               -------------    -------------

Cash at beginning of period                                        4,620,479        4,037,201
                                                                                -------------
                                                               -------------    -------------
                               CASH AT END OF PERIOD           $   1,172,185    $   2,302,936
                                                               =============    =============

          See Accompanying Notes To Consolidated Financial Statements.

                             EQUIVEST FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

      The accompanying consolidated interim financial statements as of June 30, 1998 and 1997 and for the three-month and six-month period ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1997.

      Principals of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc. (inactive), and Resort Funding, Inc. ("Resort Funding") and its subsidiary, BFICP Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

B. Summary of Significant Accounting Policies

      Use of Estimates

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

      Interest Income

      The Company recognizes interest income on consumer financing contracts using the interest method over the term of the contract. The Company recognizes interest income on outstanding resort acquisition and development loans when earned, based on the terms of the loan agreements. The accrual of interest on an impaired loan is discontinued when accrued and unpaid interest, together with the loan principal outstanding, exceeds the loan's projected cash flow or the loan's net collateral value.

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

      Allowance for Doubtful Receivables

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

      Deferred Financing Costs

      Deferred financing costs represent unamortized expenses associated with issuing certain debt and fees payable pursuant to certain bank settlement transactions. Amortization of these costs is computed on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method.

      Income Taxes

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

      Earnings Per Share

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

      Transfers of Assets

      The Company accounts for its transfers and servicing of financial assets and extinguishment of liabilities under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

C. Pending Acquisition of Eastern Resorts Corporation

      On July 17, 1998, the Company announced the execution of a definitive merger agreement pursuant to which Eastern Resorts Corporation ("ERC") of Newport, Rhode Island, one of the largest developers of timeshare resorts in New England, will become a wholly owned subsidiary of the Company. Upon completion of the merger, all of the outstanding common stock of ERC will be exchanged for $15 million in cash and 3.2 million shares of the Company's common stock. The Company has arranged for short-term bridge financing of the cash portion of the merger through Credit Suisse First Boston Mortgage Capital LLC, which will receive 180,000 warrants at $8.00 per share of the Company's common stock as part of its consideration. The Company expects to complete the merger by the end of August, 1998.

D. Collections and Contingencies

      In July 1997, a Las Vegas, Nevada developer and customer of Resort Funding filed for bankruptcy court protection. As of July 31, 1998, the developer had outstanding indebtedness on its acquisition and development loans of approximately $6,600,000, secured by first and third mortgages on a hotel and casino located in Las Vegas. This amount owed includes principal, accrued interest, and certain other fees relating to such loans. On August 5, 1998, the hotel and casino were sold at auction. Under the terms of the auction, the Company expects that its loans, together with accrued interest and costs, will be repaid out of the proceeds of the sale.

      In September 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrears. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments as they were to become due. However, in January, 1998, the developer refused to deliver the deed in lieu of foreclosure and terminated the November 3 agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. On June 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as they become due, pending the outcome of the foreclosure action. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of July 31, 1998, the balance owed to Resort Funding under the referenced loan was approximately $3,500,000. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of July 31, 1998, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        THREE MONTHS ENDED JUNE 30, 1998

Results of Operations

      Income before income taxes increased 106.7% to $2,008,300 for the three months ended June 30, 1998, from $971,500 for the same period in 1997. Net income increased 39.7% to $1,223,300 for the three months ended June 30, 1998 compared to $875,500 for the same period in 1997. The increase was due primarily to an increase in interest income as a result of growth in portfolios being held for investment and lower interest expenses. These increases were partially reduced by an increased provision for income taxes, higher selling, general and administrative costs, along with a higher provision for doubtful accounts. The Company made a provision for incomes taxes of $785,000 for the second quarter of 1998, representing a 717.7% increase over the $96,000 provision for income taxes provided during the second quarter of 1997. Revenues increased 32.1% to $5,195,500 for the three months ended June 30, 1998, from $3,933,100 for the same period in 1997. The increase was due primarily to an increase in interest income as a result of portfolio growth in both consumer receivables and acquisition and development loans. Total originations rose 87.0% to $30.1 million for the second quarter of 1998, compared to $16.1 million for the same period in 1997.

Interest Income

      Interest on loans increased 35.1% to $4,914,000 for the three months ended June 30, 1998, from $3,637,100 for the same period in 1997, primarily due to growth in the portfolio held for investment. Interest on consumer notes increased 32.6% to $3,305,300 for the three months ended June 30, 1998 from $2,492,900 for the same period in 1997, also as a result of growth in the portfolio held for investment. Interest on acquisition and development loans increased 67.8% to $1,497,900 for the three months ended June 30, 1998 from $892,900 for the same period in 1997, primarily as a result of average higher outstanding balances. The outstanding balances for acquisition and development loans during the second quarter of 1998 averaged approximately $48.0 million (average interest rate of 12.2%) compared with an average balance of approximately $27.2 million (average interest rate of 12.9%) during the same period in 1997. The growth in interest income was offset by $106,000 from interest income on notes receivable from a related party, which had higher average outstanding balances for the same period in 1997.

Gains on Sales of Contracts

      There were no Gains on Sales of Contracts for the three months ended June 30, 1998, or for the same period in 1997.

Other Income

      Other income decreased by 4.9% to $281,600 for the three months ended June 30, 1998, from $296,000 for the same period in 1997. The slight decrease was primarily due to a decrease in other contract-related fees.

Provision for Doubtful Receivables

      The provision for doubtful receivables increased 100% to $225,000 for the three months ended June 30, 1998, from $0 for the same period in 1997, as a result of increased levels of outstanding receivables.

Interest Expense

      Interest expense decreased 18.7% to $1,718,600 for the three months ended June 30, 1998, from $2,113,000 for the same period in 1997, primarily due to lower interest rates. The interest expense on the Company's consumer receivable facility decreased 1.46% to $876,800 for the second quarter of 1998 from $889,800 for the second quarter of 1997, due entirely to a decrease in interest rates. The consumer receivable facility had higher average outstanding balances of almost $13,000,000 for the second quarter of 1998, compared to the same period in 1997, but interest rates were approximately 290 basis points lower. Interest expense on other bank notes increased 18.4% to $773,900 for the three months ended June 30, 1998, from $653,500 for the same period in 1997, due to higher average outstanding balances. The average outstanding balance on other bank notes increased more than $11 million between the second quarter of 1998 and the second quarter in 1997. The average interest rates on other bank notes decreased to 6.1% for the second quarter of 1998, from 6.5% for the same period in 1997. The Company had interest costs of approximately $495,000 for the second quarter of 1997 (and no corresponding costs during the same period in 1998) in association with approximately $25 million of intercompany debt, which debt was converted into equity effective October 30, 1997.

Selling, General and Administrative

      Selling, General and Administrative costs increased 45.1% to $874,400 for the three months ended June 30, 1998, from $602,400 for the same period in 1997. The increased costs are mainly due to an increase in payroll, servicing, legal, advertising, and travel costs. The increased payroll-related cost is mainly due to a reduction in payroll costs allocated to the Debtors for certain of the Company's employees during the first quarter of 1998, compared to the same period in 1997. Lower office-related costs slightly offset the increase in other selling, general and administrative costs.

Debt-Related Costs and Amortization

      Debt-related costs and amortization increased 50.0% to $369,300 for the three months ended June 30, 1998, from $246,200 for the same period in 1997. The increase was mainly attributable to the amortization of deferred financing costs and the discount associated with the issuance of common stock warrants to a bank. In the fourth quarter of 1997, the Company obtained a credit facility from the bank. In connection with the transaction, warrants to purchase 250,000 shares of the Company's common stock were granted to the bank. The value of the warrants is being accounted for as a discount in consideration for making the loan and will be amortized as interest expense over the term of the agreement. The increase was also attributable to an increase in the 3% per annum arrangement fee charged by Bennett Funding Group, Inc. ("BFG") and certain affiliated companies (collectively, the "Debtors") in the BFG bankruptcy case (the "Bankruptcy Case"), relating to loans (the "Settlement Loans") made to Resort Funding. The Settlement Loans resulted from the settlement of claims made by several lenders (the "Banks") in the Bankruptcy Case, arising out of lease-financing agreements pursuant to which the Banks made loans to the Debtors. The settlements, which were approved by the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"), required the Banks to make new, interest-only term loans to Resort Funding at favorable 1/2 to 4% interest rates, ranging in term from 30 to 120 months, with an average duration of 70 months. Resort Funding is obligated to pay the arrangement fee based on the unpaid principal balance of the new term loans.

Provision for Income Taxes

      The provision for income taxes for the three months ended June 30, 1998 increased 717.7% to $785,000, from $96,000 for the same period in 1997. The current portion of the provision relates to currently payable federal and state income taxes. The provision for income taxes for the three months ended June 30, 1997 also reflects utilization of net operating loss carryforwards and the deferred tax provision relating to the provision for doubtful receivables.


                         SIX MONTHS ENDED JUNE 30, 1998

Results of Operations

      Income before income taxes increased 131.1% to $4,115,200 for the six months ended June 30, 1998, from $1,780,500 for the same period in 1997. Net income increased 67.1% to $2,675,200 for the six months ended June 30, 1998 compared to $1,600,500 for the same period in 1997. The increase was due primarily to an increase in interest income as a result of portfolio growth, an increase in commitment fees, and a decrease in interest expenses. These increases were partially reduced by an increased provision for income taxes, higher selling, general and administrative costs, a higher provision for doubtful accounts, and an increase in debt-related costs and amortization. The Company made a provision for income taxes of $1,440,000 for the first six months of 1998, a 700.0% increase over the $180,000 provision for income taxes during the same period in 1997. Revenues increased 34.4% to $10,278,500 for the six months ended June 30, 1998, from $7,650,200 for the same period in 1997. The increase was due primarily to an increase in interest income as a result of portfolio growth in both consumer receivables and acquisition and development loans, as well as higher fees. Total originations rose 91.8% to $49.5 million for the first six months of 1998, compared to $25.8 million for the same period in 1997.

Interest Income

      Interest on loans increased 32.1% to $9,663,700 for the six months ended June 30, 1998, from $7,314,200 for the same period in 1997, primarily due to growth in the portfolio held for investment. Interest on consumer notes increased 35.0% to $6,594,900 for the six months ended June 30, 1998 from $4,884,300 for the same period in 1997, as a result of growth in the portfolio held for investment. Interest on acquisition and development loans increased 50.2% to $2,824,000 for the six months ended June 30, 1998 from $1,879,800 for the same period in 1997, primarily as a result of average higher outstanding balances. The outstanding balances for the acquisition and development loans during the six months ending June 30, 1998 averaged approximately $45.0 million (average interest rate of 12.3%) compared with an average balance of approximately $29.2 million (average interest rate of 12.9%) during the same period in 1997. The reduction in average outstanding balances on notes receivable from a related party, also caused a reduction of $204,900 in interest income for the period as compared to the same period during 1997.

Gains on Sale of Contracts

      In 1998, the Company's management made a decision not to sell consumer contracts. In 1997, gains on sales of the contracts amounted to $29,700.

Other Income

      Other income increased by 100.8% to $614,800 for the six months ended June 30, 1998, from $306,200 for the same period in 1997. The increase was primarily due to an increase in fee income.

Provision for Doubtful Receivables

      The provision for doubtful receivables increased 100.0% $450,000 for the six months ended June 30, 1998, compared to $0 for the same period in 1997. The provision was recorded as the Company increased the allowance for doubtful receivables in conjunction with the growth of the portfolio.

Interest Expense

      Interest expense decreased 21.2% to $3,371,800 for the six months ended June 30, 1998, from $4,277,100 for the same period in 1996, primarily due to lower interest rates. The interest expense on the Company's consumer receivable facility decreased 3.3% to $1,713,900 for the six months ending June 30, 1998 from $1,772,900 for the same period in 1997, due entirely to a decrease in interest rates. The consumer receivable facility had higher average outstanding balances of almost $11,000,000 for the six months ending June 30, 1998, compared to the same period in 1997, but interest rates were approximately 280 basis points lower. Interest expense on other bank notes increased 10.1% to $1,523,600 for the six months ended June 30, 1998, from $1,383,400 for the same period in 1997, due to higher average outstanding balances. The average outstanding balance on other bank notes increased over $9 million between the first six months ending June 30, 1998 and the same period in 1997. The average interest rates on other bank notes decreased to 6.1% for the six months ending June 30, 1998, from 6.5% for the same period in 1997. A further reduction of interest expense is the result of satisfying $25 million of intercompany debt through the issuance of the Company's common stock on October 30, 1997. For the six months ended June 30, 1997, approximately $976,000 of interest expense was charged to operations.

Selling, General and Administrative

      Selling, General and Administrative costs increased 49.1% to $1,631,000 for the six months ended June 30, 1998, from $1,094,100 for the same period in 1997. The increased costs are mainly due to an increase in payroll, servicing, legal, advertising, and travel costs. The increased payroll-related cost is mainly due to a reduction in payroll costs allocated to the Debtors for certain of the Company's employees during the first quarter of 1998, compared to the same period in 1997.

Debt-Related Costs and Amortization

      Debt-related costs and amortization increased 42.5% to $710,400 for the six months ended June 30, 1998, from $498,400 for the same period in 1997. The increase was mainly attributable to the amortization of fees and common stock warrants associated with a credit facility the Company obtained in the fourth quarter of 1997. The value of the warrants is being accounted for as a discount in consideration for making the loan and will be amortized as interest expense over the term of the agreement. The increase was also attributable to an increase in the 3% per annum arrangement fee charged in connection with the Settlement Loans. Resort Funding is obligated to pay the arrangement fee based on the unpaid principal balance of the new term loans.

Provision for Income Taxes

      The provision for income taxes for the six months ended June 30, 1998 increased 700.0% to $1,440,000, from $180,000 for the same period in 1997. The current portion of the provision relates to currently payable federal and state income taxes. The current-period tax provision reflects the benefit of the availability of net operating loss carryforwards of approximately $675,000 in 1998 which partially shelter the Company's book income from federal taxes. The provision for income taxes for the six months ended June 30, 1997 also reflects utilization of $1.4 million the net operating loss carryforwards, and the deferred tax provision relating to the provision for doubtful receivables.

Pending Acquisition of Eastern Resorts Corporation

      On July 17, 1998, the Company announced the execution of a definitive merger agreement pursuant to which Eastern Resorts Corporation ("ERC") of Newport, Rhode Island, one of the largest developers of timeshare resorts in New England, will become a wholly owned subsidiary of the Company. Upon completion of the merger, all of the outstanding common stock of ERC will be exchanged for $15 million in cash and 3.2 million shares of the Company's common stock. The Company has arranged for short-term bridge financing of the cash portion of the merger through Credit Suisse First Boston Mortgage Capital LLC, which will receive 180,000 warrants at $8.00 per share of the Company's common stock as part of its consideration. Consummation of the merger is not subject to Hart-Scott-Rodino clearance or shareholder approval, but is subject to other customary conditions. The Company expects to complete the merger by the end of August, 1998.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On July 29, 1998, Resort Funding filed a motion (the "Motion") in the Bankruptcy Court for the Northern District of New York to obtain court approval for certain corrections to the terms of a November 1997 order of the Bankruptcy Court. Under that order, Resort Funding satisfied all of its outstanding debt under certain notes to BFG through an exchange of debt for common stock of the Company. Under the terms of the Motion, BFG would be authorized to accept an additional 67,113 shares of the Company's common stock at the price of the original issuance ($5.375 per share) to correct an error in the computation of the amount of the outstanding intercompany debt at the time the debt-equity swap was approved in November 1997. Additionally, the Debtors would provide appropriate legal documentation to Resort Funding confirming Resort Funding's title in approximately $27 million in receivables and development loans which are currently recorded in the name of BFG-related entities which acted as nominees, even though such loans were either paid for or advanced directly by Resort Funding. Both the BFG bankruptcy trustee and the Official Committee of Unsecured Creditors of the BFG bankruptcy estate have supported the Motion. However, several parties, including banks litigating with BFG, have filed objections to the motion. The Bankruptcy Court has scheduled an evidentiary hearing on the Motion for September 2, 1998. There can be no assurance as to the outcome of the Motion.

      For other information regarding certain litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ended December 31, 1997, which is incorporated herein by reference.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

      On July 10, 1998, the trustee in the BFG Bankruptcy Case filed a motion on behalf of BFG and other debtors in the Bankruptcy Case (the "Estate") in the Bankruptcy Court for the Northern District of New York seeking (i) to sell all of the Estate's shares of common stock in the Company to a syndicate of underwriters, of which Credit Suisse First Boston Corporation will be the lead or co-lead manager, in connection with a public offering of such common stock and (ii) to exchange all of the Estate's Series 2 Preferred Stock in the Company for 1,860,465 shares of the Company's common stock. A hearing on the motion is currently scheduled for September 2 or 3, 1998.

Item 6. (a) Exhibits

        The following exhibits are filed herewith:

        10.1 Agreement and Plan of Merger dated July 17, 1998 by and among Equivest Finance, Inc., ERC Acquisition Corp. and Eastern Resorts Corporation.

        11.1    Statement re: computation of earnings per share

        (b) Reports on Form 8-K.

            (i) On July 14, 1998, the Company filed a Report on Form 8-K announcing that Richard C. Breeden, as trustee in bankruptcy for The Bennett Funding Group, Inc., Bennett Management and Development Corporation and certain other related debtors (the "Estate"), filed a motion in the United States Bankruptcy Court for the Northern District of New York on July 10, 1998 seeking (i) to sell all of the Estate's shares of common stock in the Company in connection with a public offering of such common stock and (ii) to exchange all of the Estate's Series 2 Preferred Stock in the Company for 1,860,465 shares of the Company's common stock.

            (ii) On July 22, 1998, the Company filed a Report on Form 8-K announcing the execution of a definitive merger agreement pursuant to which Eastern Resorts Corporation will become a wholly-owned subsidiary of the Company.

            (iii) On August 12, 1998, the Company filed a Report on form 8-K announcing the filing of a Motion by Resort Funding in the Bankruptcy Court for the Northern District of New York to correct certain mistakes incorporated into a November 24, 1997 order of the Bankruptcy Court.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.

BY: /s/ Gerald L. Klaben, Jr.
    ----------------------------------------------------
    Gerald L. Klaben, Jr.
    Executive Vice President and Chief Financial Officer

Dated: August 14, 1998