Form 10QSB
period 1998-09-30
EQUIVEST FINANCE INC
filed 1998-11-16
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1998

Commission File Number: 0-18201

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 1998, 25,105,706 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes |_|  No |X|

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----
  Item 1.  Financial Statements                                               3
             Consolidated Financial Information:
              Consolidated Balance Sheets - September 30, 1998 (unaudited)    3
              and December 31, 1997
              Unaudited Consolidated Income Statements - Three Months Ended   4
              September 30, 1998 and 1997
              Unaudited Consolidated Income Statements - Nine Months Ended    5
              September 30, 1998 and 1997
              Unaudited Consolidated Statement of Equity Accounts - Nine      6
              Months Ended September 30, 1998
              Unaudited Consolidated Statements of Cash Flows - Nine Months   7
              Ended September 30, 1998 and  1997
              Notes to Interim Consolidated Financial Information             8

  Item 2.  Management's Discussion and Analysis of Financial                 13
           Condition and Results of Operations

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 23

  Item 2.  Changes in Securities                                             23

  Item 3.  Defaults Upon Senior Securities                                   23

  Item 4.  Submission of Matters to a Vote of Security Holders               23

  Item 5.  Other Information                                                 23

  Item 6.  Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                   26

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           September        December
ASSETS                                                     30, 1998         31, 1997
---------------------------------------------------      -------------   -------------
                                                         (Unaudited)
Cash                                                     $   3,263,035   $   4,620,479

Total Receivables                                          139,847,803     122,229,365

Inventory                                                    9,598,952             -0-

Deferred financing costs, net                                3,867,659       4,125,972

Cash - restricted                                              908,823         855,138

Accrued interest receivable                                    936,488         341,107

Deferred taxes                                                     -0-       1,141,536

Property and equipment, net                                  2,968,643          26,990

Goodwill                                                    26,950,417             -0-

Other Assets                                                   399,711         143,380

                                                         -------------   -------------
Total Assets                                             $ 188,741,531   $ 133,483,967
                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------

Liabilities:
   Accounts Payable and Other Liabilities:
      Accounts payable                                   $   1,333,529   $     434,072
      Accounts payable - related parties                           -0-          11,235
      Accrued expenses and other liabilities                 5,083,423         519,109
      Deferred income taxes                                  2,157,464             -0-
                                                         -------------   -------------
        Total Accounts Payable and Other
        Liabilities                                          8,574,416         964,416
                                                         -------------   -------------
   Notes payable                                           128,355,911      99,961,357
                                                         -------------   -------------
Total Liabilities                                          136,930,327     100,925,773
                                                         -------------   -------------
CONTINGENCIES AND COMMITMENTS

12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK
   $3 par value; 1,000,000 shares authorized,
   -0- shares outstanding in 1998 and 9,915 shares
   outstanding in 1997                                             -0-          29,745

STOCKHOLDERS' EQUITY
   Cumulative Redeemable Preferred Stock--Series 2
      Class A, $3 par value; 15,000 shares authorized,
      10,000 shares Issued and outstanding                      30,000          30,000
   Common Stock, $.05 par value; 50,000,000
      shares authorized, 25,105,706 shares outstanding
      in 1998 and 21,834,443 outstanding in 1997             1,255,286       1,091,723
   Additional paid-in capital                               47,601,421      32,078,721
   Retained earnings (deficit)                               2,924,497        (671,995)
                                                         -------------   -------------

                                                            51,811,204      32,528,449
                                                         -------------   -------------
                                                         $ 188,741,531   $ 133,483,967
                                                         =============   =============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 3 Months Ended September 30,
                                                 ----------------------------
                                                     1998           1997
                                                     ----           ----
Revenues:

      Interest                                    $ 5,303,387    $ 3,767,067
      Vacation ownership                            1,103,256            -0-
      Resort operations                             1,214,308            -0-
      Other income                                    296,871        117,063
                                                  -----------    -----------

                                                    7,917,822      3,884,130
                                                  -----------    -----------
Costs and Expenses:

      Provision for doubtful receivables              199,710        225,000
      Interest                                      1,946,583      2,024,534
      Cost of property sold                           272,835            -0-
      Debt related costs including amortization       626,402        270,566
        of financing costs
      Goodwill amortization                            65,783            -0-
      Sales and marketing                             567,527            -0-
      Resort management                               989,549            -0-
      General and administrative                    1,155,038        731,543
                                                  -----------    -----------

                                                    5,823,427      3,251,643
                                                  -----------    -----------

Income Before Provision for Income Taxes            2,094,395        632,487

Provision for Income Taxes
      Current                                         956,000         90,000
      Deferred credit                                 (96,000)       (90,000)
                                                  -----------    -----------

         Total Provision for Income Taxes             860,000            -0-
                                                  -----------    -----------

Net Income                                        $ 1,234,395    $   632,487
                                                  ===========    ===========

Basic earnings per common share                   $      0.05    $      0.05
                                                  ===========    ===========

Diluted earnings per common share                 $      0.05    $      0.03
                                                  ===========    ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  9 Months Ended September 30,
                                                  ----------------------------
                                                      1998            1997
                                                      ----            ----
Revenues:

      Interest                                    $ 15,010,759    $ 11,328,952
      Gains on Sales of Contracts                          -0-          29,689
      Vacation ownership                             1,103,256             -0-
      Resort operations                              1,214,308             -0-
      Other Income                                     867,982         175,640
                                                  ------------    ------------

                                                    18,196,305      11,534,281
                                                  ------------    ------------
Costs and Expenses:

      Provision for doubtful receivables               649,710         225,000
      Interest                                       5,318,413       6,301,626
      Debt related costs including amortization      1,336,769         768,977
        of financing costs
      Cost of property sold                            272,835             -0-
      Goodwill amortization                             65,783             -0-
      Sales and marketing                              567,524             -0-
      Resort management                                989,549             -0-
      General and administrative                     2,786,078       1,825,663
                                                  ------------    ------------

                                                    11,986,661       9,121,266
                                                  ------------    ------------

Income Before Provision for Income Taxes             6,209,644       2,413,015

Provision for Income Taxes
      Current                                        2,476,000         270,000
      Deferred credit                                 (176,000)        (90,000)
                                                  ------------    ------------

         Total Provision for Income Taxes            2,300,000         180,000
                                                  ------------    ------------

Net Income                                        $  3,909,644    $  2,233,015
                                                  ============    ============

  Basic earnings per  common share                $       0.16    $       0.18
                                                  ============    ============

  Diluted earnings per common share               $       0.15    $       0.10
                                                  ============    ============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                    CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS

                                                                                               Redeemable
                                                    Common         Stock        Additional      Preferred      Retained
                                    Total           Shares         Amount        Paid in      Stock-Series     Earnings
                                                                                 Capital       2 Class A       (Deficit)
                                 ------------    ------------   ------------   ------------   ------------   ------------
Balances at December 31, 1997    $ 32,528,449      21,834,443   $  1,091,723   $ 32,078,721   $     30,000   $   (671,995)

Dividends on
12.5% Redeemable Convertible           (8,819)                                                                     (8,819)
Preferred Stock

Convert 12.5% Redeemable
Convertible Preferred Stock
to Common Stock                        21,930          20,541          1,027         20,903

Dividends on Series 2 Class A
Preferred Stock paid in
Common Stock                              -0-          50,722          2,536        301,797                      (304,333)

Common stock issued for
acquisition of Eastern Resorts
(see Note C)                       15,360,000       3,200,000        160,000     15,200,000

Net Income                          3,909,644                                                                   3,909,644
                                 ------------    ------------   ------------   ------------   ------------   ------------

Balances at September 30, 1998   $ 51,811,204      25,105,706   $  1,255,286   $ 47,601,421   $     30,000   $  2,924,497
                                 ============    ============   ============   ============   ============   ============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 9 Months Ended September 30,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES
  Net Income                                     $  3,909,644    $  2,233,015
  Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation and amortization                    1,392,101         753,925
   Provision for doubtful receivables                 649,710         225,000
   Provision for deferred taxes                      (176,000)        (90,000)
   Gains on sales of contracts                            -0-          29,689
   Changes in assets and liabilities:
     Increase in other assets                      (1,534,452)       (885,804)
     Decrease in inventory                            402,374             -0-
     Increase in accounts receivable -
      related parties                                     -0-         (66,334)
     Increase in restricted cash                      (53,685)        (52,335)
     Increase (decrease) in accounts
      payable and accrued expenses                  2,516,665        (245,390)
     Increase (decrease) in accounts
      payable--related parties                        (11,235)          1,532
                                                 ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES        7,095,122       1,903,298

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                    (15,992,901)    (12,849,468)
  Property and equipment additions                    (46,987)            -0-
  Inventory additions                                (766,237)            -0-
  Purchase of Eastern Resorts, net of cash                                -0-
   acquired of $908,031                           (14,091,968)            -0-
                                                 ------------    ------------
     NET CASH USED IN INVESTING ACTIVITIES        (30,898,093)    (12,849,468)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES
  Payments on notes receivable - related party      3,129,580       8,791,239
  Advances on notes receivable - related party       (355,976)            -0-
  Proceeds on loans payable - related party               -0-       1,452,861
  Proceeds from recourse notes payable             59,767,842       7,334,812
  Payments on recourse notes payable              (38,269,151)     (9,266,832)
  Payments on redemption of preferred stock            (7,815)            -0-
  Payments on preferred stock dividends                (8,819)            -0-
  Proceeds from non-recourse notes payable          2,498,753      16,258,116
  Payments on non-recourse notes payable           (4,308,887)    (15,208,551)
                                                 ------------    ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES       22,445,527       9,361,645
                                                 ------------    ------------
                            DECREASE IN CASH       (1,357,444)     (1,584,525)
                                                 ------------    ------------

Cash at beginning of period                         4,620,479       4,037,201
                                                 ------------    ------------
                       CASH AT END OF PERIOD     $  3,263,035    $  2,452,676
                                                 ============    ============

          See Accompanying Notes To Consolidated Financial Statements.

                             EQUIVEST FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

      The accompanying consolidated interim financial statements as of September 30, 1998 and 1997 and for the three-month and nine-month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1997.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc. (inactive), Resort Funding, Inc. ("Resort Funding") and its subsidiary BFICP Corporation, and, as of August 28, 1998 (see Note C), Eastern Resorts Corporation and its subsidiary, Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts") All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Vacation Ownership

      Vacation ownership revenue represents sales of timeshare intervals on the accrual basis. Revenue is recognized after a binding sales contract has been executed, a 10% minimum down payment has been received, and the statutory rescission period has expired. If all other criteria are met but construction of the unit to which the timeshare interval relates is not substantially complete, revenue is recognized on the percentage of completion basis.

      Resort Operations

      Resort operations income represents income received by the Company for management services provided to several homeowners associations at various resort properties. These revenues are recognized on the accrual basis in the period in which the services are provided.

      Other Income

      Other income primarily represents fees, which are recognized as income when the Company performs the related service. These services include billing services for developers, and loan commitment, chargeback and collection fees charged to resorts.

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

      Inventory and Cost of Property Sold

      Inventory is stated at the lower of cost or market and consists of timeshare intervals held for sale and construction in progress of new timeshare units. These costs are charged to cost of property sold based upon the relative sales values of the intervals sold. Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value.

      Deferred Financing Costs

      Deferred financing costs represent unamortized expenses associated with issuing certain debt and fees payable pursuant to certain bank settlement transactions and debt associated with the acquisition of Eastern Resorts. Amortization of these costs is computed on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method.

      Goodwill Amortization

      Goodwill related to the acquisition of Eastern Resorts is being amortized on a straight-line method over a 40-year period.

      Property and equipment

      Property and equipment (including equipment under capital lease) net of accumulated depreciation, are stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets which have been estimated as follows:

            Restaurant condominiums/office building/warehouse     39 years
            Computers                                              5 years
            Marina                                              7-10 years
            Furniture and fixtures                                 7 years
            Motor vehicles                                         5 years
            Equipment                                              7 years

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

      Earnings Per Share

      The Company computes earnings per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock (such as options, warrants or convertible securities) outstanding that trade in a public market. Those entities that have only common stock outstanding present basic earnings per share amounts. All other entities present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

C. Acquisition of Eastern Resorts

      On August 28, 1998, the Company completed the previously announced acquisition of Eastern Resorts of Newport, Rhode Island, one of the largest developers of timeshare resorts based in New England. The purchase price was $15 million in cash and 3.2 million shares of the Company's common stock, together with the assumption of approximately $25.5 million in liabilities. The Company obtained the cash portion of the purchase price in large part through the proceeds of a $12.2 million short-term bridge loan (the "Bridge Loan") from Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). Of the original amount of the Bridge Loan, approximately $8 million remained outstanding at November 13, 1998. The Bridge Loan is collateralized in part by the assets of Eastern Resorts. Also in connection with the Eastern

Resorts acquisition, approximately $11 million in acquisition and development loans and consumer receivable loans previously extended by Resort Funding to the predecessor corporation of Eastern Resorts were transferred out of the Company's existing revolving credit facilities into a new short-term facility established by CSFB (the "Affiliate Paper Facility"). The Affiliate Paper Facility, which is oversecured, and the Bridge Loan both mature on December 11, 1998. The transaction has been accounted for as a purchase and, accordingly, the accompanying statements of income and cash flows include Eastern Resorts' operations and cash flows from August 28, 1998. The purchase price and its allocation to assets acquired follows:

Purchase price
  Cash                                                    $15,000,000
  3,200,000 shares of common stock at $4.80 per share      15,360,000
  Liabilities assumed                                      25,548,676
  Other acquisition costs                                   1,670,101
                                                          ===========
                                                          $57,578,777
                                                          ===========
Estimated fair value of identifiable
assets including cash of $908,031                         $30,562,576
                                                          ===========

Goodwill                                                  $27,016,201
                                                          ===========

      The following pro forma data presents the results of the combined entities as if the purchase occurred at the beginning of each year presented. The pro forma data is not indicative of the results of operations of the Company had the purchase occurred on these dates, or of the results of future operations. It does not include any adjustments for cost savings and other benefits which management anticipates from the acquisition, and it assumes that the same price would have been paid at an earlier time. Rather, the data reflects only the direct effects of purchase accounting, interest expense on indebtedness incurred, and necessary income tax adjustments.

                                                              Period
                                                     --------------------------
                                                        1998          1997
                                                        ----          ----
3 months ended September 30,

      Revenue                                       $   13,481,000   $ 9,301,000
                                                    ==============   ===========

      Net Income                                    $    1,759,000   $   740,000
                                                    ==============   ===========

      Basic earnings per common share               $         0.06   $      0.04
                                                    ==============   ===========

      Diluted earnings per common share             $         0.06   $      0.03
                                                    ==============   ===========
9 months ended September 30,

      Revenue                                       $   35,024,000   $25,934,000
                                                    ==============   ===========

      Net Income                                    $    4,444,000   $ 2,224,000
                                                    ==============   ===========

      Basic earnings per common share               $         0.16   $      0.13
                                                    ==============   ===========

      Diluted earnings per common share             $         0.16   $      0.09
                                                    ==============   ===========

D. Contingencies, Commitments and Liquidity

      In July 1997, a Las Vegas, Nevada developer and customer of Resort Funding filed for bankruptcy court protection. As of July 31, 1998, the developer had outstanding indebtedness on its acquisition and development loans of approximately $6.2 million, secured by first and third mortgages on a hotel and casino located in Las Vegas. This amount owed includes principal, accrued interest, and certain other fees relating to such loans. On August 5, 1998, the hotel and casino were sold at auction. Under the terms of the auction, the Company's loans, together with accrued interest and costs, were fully repaid out of the proceeds of the sale.

      In September 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrears. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments as they were to become due. However, in January, 1998, the developer refused to deliver the deed in lieu of foreclosure and terminated the November 3 agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. On September 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as they become due, pending the outcome of the foreclosure action. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of October 31, 1998, the principal balance owed to Resort Funding under the referenced loan was approximately $3.4 million and the escrow account had a balance of $308,273. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of October 31, 1998, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

      When the Company acquired Eastern Resorts, it anticipated repaying the Bridge Loan through a public offering, and replacing the Affiliate Paper Facility with one or more alternative lenders. In the interim, the Company has been paying both facilities down through payments received on the notes pledged as collateral for the Bridge Loan and Affiliate Paper Facility.

      As of November 12, 1998, the balance on the Bridge Loan was approximately $7.8 million, down from the original borrowing of $12.2 million. As of the same date, the balance on the Affiliate Paper Facility was approximately $8.8 million, down from the original borrowing of $9.6 million. The Affiliate Paper Facility is fully collateralized with performing notes receivable, while the Bridge Loan is collateralized in part with notes receivable and in part with a general lien on unpledged assets of Eastern Resorts.

      Because of a change in market conditions, the Company delayed the original schedule of its proposed public offering. Though the Company is discussing replacing both facilities with other lenders, it currently anticipates that it will complete repayment of the Bridge Loan substantially out of internal cash flow. The Company continues to plan on refinancing the Affiliate Paper Facility with one or more alternate lenders, and expects that it will be able to obtain replacement funding for this facility. However, there can be no assurance that the Company will be successful in obtaining new sources of financing on terms acceptable to it, or that modifications of the current terms of such indebtedness will not result in materially less favorable terms. Both the Bridge Loan and the Affiliate Paper Facility contain cross default provisions linked to the Company's pre-existing CSFB debt facilities.

      Resort Funding also has approximately $3.4 million of 8% unsecured notes that mature in December, 1998. Resort Funding is currently offering to exchange the 1998 notes for one of two new series of notes with maturities of two and three years, which notes would be convertible at the option of the holder into common stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward-looking Statements

            Certain matters discussed or incorporated herein by reference contain forward-looking statements. These statements may be identified by the use of words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. These factors include, among others, general economic and business conditions, industry trends, changes in business strategy or development plans, availability and quality of management, a downturn in the real estate cycle or other factors which result in lower sales of vacation ownership interests, possible financial difficulties of one or more of the developers with whom the Company does business (such as the risk of carrying non-performing assets or losses if defaulted loans prove to have insufficient collateral backing), fluctuations in interest rates, prepayments by consumers of indebtedness, prepayments by developers, inability of developers to honor replacement obligations for defaulted consumer notes, and competition from organizations with greater financial resources.

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

      On August 28, 1998, the Company completed the acquisition of Eastern Resorts, which became a wholly-owned subsidiary of the Company. Statements for the three months ended September 30, 1998 include 33 days of operating results for Eastern Resorts.

Net Income

      Income before provision for income taxes increased 231.1% to $2,094,400 for the three months ended September 30, 1998, from $632,500 for the same period in 1997. Net income increased 95.2% to $1,234,400 for the three months ended September 30, 1998 compared to $632,500 for the same period in 1997. The increase in net income was due primarily to an increase in interest income as a result of portfolio growth, an increase in commitment fees, and a decrease in interest expense. These increases were partially reduced by an increased provision for income taxes, higher selling, general and administrative costs, and an increase in debt-related costs and amortization. Due to the short period of time that the Company owned Eastern Resorts, and the costs associated with acquiring Eastern Resorts, Eastern Resorts did not significantly contribute to the Company's net income for the third quarter. The Company booked a provision for income taxes of $860,000 for the three months ended September 30, 1998. There was no provision for income taxes during the same period in 1997.

      Total revenues increased 103.8% to $7,917,800 for the three months ended September 30, 1998, from $3,884,100 for the same period in 1997. The increase was due primarily to the inclusion of Eastern Resorts' revenue from sales of vacation ownership intervals, interest income and revenue from resort operations as well as an increase in interest income as a result of portfolio growth in both consumer receivables financing and acquisition and development loans, and higher fee income. Total loan originations rose 18.5% to $22.4 million for the three months ended September 30, 1998, compared to $18.9 million for the same period in 1997.

Interest Income

      Interest on loans increased 40.8% to $5,303,400 for the three months ended September 30, 1998, from $3,767,100 for the same period in 1997, primarily due to growth in the portfolio held for investment. Interest on consumer notes increased 34.5% to $3,441,700 for the three months ended September 30, 1998 from $2,559,200 for the same period in 1997, as a result of growth in the portfolio held for investment. The average amount outstanding on the consumer receivable portfolio for the three months ended September 30, 1998 was approximately $25 million higher than during the same period in 1997, though the average interest rate dropped approximately 0.5%. The average interest rate on consumer receivable loans declined during the third quarter of 1998 compared to the third quarter of 1997 due to an increase in the outstanding balance of hypothecation loans, which generally bear lower interest rates than purchased consumer receivables, and a decrease in the average interest rates received on the outstanding balance of purchased consumer receivables. Interest on acquisition and development loans increased 54.2% to $1,518,400 for the three months ended September 30, 1998 from $985,000 for the same period in 1997, primarily as a result of higher average outstanding balances. The average outstanding balances for acquisition and development loans during the three months ended September 30, 1998 were approximately $15 million higher than during the same period in 1997, although average interest rates dropped 0.8%. Eastern Resorts' total interest income was $262,500 for the quarter ended September 30, 1998 and there was no corresponding amount for the same period in 1997. The reduction in average outstanding balances on notes receivable from a related party resulted in a decrease of approximately $120,000 in interest income for the three months ended September 30, 1998, as compared to the same period in 1997, although such amounts were offset by corresponding increases in interest on consumer notes and acquisition and development loans.

Vacation Ownership

      Vacation ownership income represents sales of timeshare intervals on the accrual basis. For the three months ended September 30, 1998, vacation ownership revenue totaled $1,103,300. All revenue from vacation ownership is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Resort Operations

      Resort operations for the three months ended September 30, 1998 totaled $1,214,300, generated entirely through the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Other Income

      Other income increased 153.6% to $296,900 for the three months ended September 30, 1998, from $117,100 for the same period in 1997. The increase was primarily due to an increase in fee income generated by new hypothecation loans and new acquisition and development loans.

Provision for Doubtful Receivables

      The provision for doubtful receivables decreased 11.2% to $199,700 for the three months ended September 30, 1998, compared to $225,000 for the same period in 1997, attributable mainly to the payment and satisfaction of a $6.5 million outstanding loan balance from a bankrupt developer customer of Resort Funding in the third quarter of 1998. Because of the reduced loan balances, the provision for doubtful receivables increased as a percentage of the overall portfolio despite the slightly lower quarterly provision in the previous year.

Interest Expense

      Interest expense decreased 3.9% to $1,946,600 for the three months ended September 30, 1998, from $2,024,500 for the same period in 1997, primarily due to lower interest rates. The Company's consumer receivables facility had higher average outstanding balances of almost $12 million for the three months ending September 30, 1998, compared to the same period in 1997, but interest rates were approximately 290 basis points lower. As a result, overall interest expense on the Company's consumer receivable facility decreased 0.7% to $883,600 for the three months ending September 30, 1998 from $889,900 for the same period in 1997.

      Interest expense on other bank notes increased 52.8% to $920,700 for the three months ended September 30, 1998, from $602,300 for the same period in 1997, due to higher average outstanding balances. The average outstanding balance on other bank notes during the three months ended September 30, 1998 was approximately $17 million, or approximately 41%, higher than the balance during the same period in 1997. The average interest rate on other bank notes increased to 6.5% for the three months ending September 30, 1998, from 5.8% for the same period in 1997. The Bridge Loan and the Affiliate Paper Facility, both of which bear interest at LIBOR+3%, are included in other bank notes. The interest expense on the Bridge Loan was approximately $75,000 for the post-acquisition period ending September 30, 1998. Since the Affiliate Paper Facility replaced existing debt, though at slightly higher interest rates, there was no significant increase to interest expense.

      The satisfaction of $25 million of intercompany debt through the issuance of common stock of the Company as of October 30, 1997 resulted in further reduction of interest expense during the three months ended September 30, 1998, as compared to the same period in 1997. For the three months ended September 30, 1997, approximately $470,000 of interest expense was charged to operations in connection with this intercompany debt. Eastern Resorts added $74,500 of interest expense for the post-acquisition period in 1998, with no corresponding amount for the same period in 1997.

Cost of Property Sold

      The cost of property sold for the three months ended September 30, 1998 totaled $272,800. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Debt-Related Costs Including Amortization of Financing Costs

      Debt-related costs including amortization of financing costs increased 131.5% to $626,400 for the three months ended September 30, 1998, from $270,600 for the same period in 1997. The increase is primarily due to several factors:
(i) the amortization of approximately $148,000 of costs incurred to obtain court approval to clear title to certain assets of the Company; (ii) the amortization of approximately $105,000 in costs associated with the short term bridge financing obtained to acquire Eastern Resorts; and (iii) the amortization of $77,000 relating to fees and common stock warrants for a credit facility the Company obtained in the fourth quarter of 1997. The court order, which has become final and non-appealable, cleared title to approximately $27 million in receivables for the Company. The value of the warrants is being accounted for as a discount in consideration for making the loan and will be amortized as interest expense over the term of the agreement. The remainder of the costs related to the Bridge Loan will be amortized in the fourth quarter of 1998.

Goodwill Amortization

      Goodwill amortization totaled $65,800 for the three months ended September 30, 1998. Total goodwill that resulted from the acquisition of Eastern Resorts was approximately $27 million and is being amortized over 40 years.

Sales and Marketing

      Sales and marketing expense for the three months ended September 30, 1998 totaled $567,500. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Resort Management

      Resort management expenses for the three months ended September 30, 1998 totaled $989,500. The inclusion of resort management expenses is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Selling, General and Administrative Costs

      Selling, general and administrative costs increased 57.9% to $1,155,000 for the three months ended September 30, 1998, from $731,600 for the same period in 1997. The increased costs are mainly due to $172,500 in administrative costs incurred by Eastern Resorts during the post-acquisition period, and an increase in payroll, servicing, legal, insurance, advertising, and travel costs. The increase in payroll-related costs was mainly due to a reduction in costs allocated to the estate in the bankruptcy case of Bennett Funding Group, Inc. and its affiliates (collectively, the "Debtors") for certain of the Company's employees, and slightly increased payroll costs during the third quarter of 1998, compared to the same period in 1997.

Provision for Income Taxes

      The provision for income taxes for the three months ended September 30, 1998 increased to $860,000. The current portion of the provision relates to currently payable federal and state income taxes. The provision for income taxes for the three months ended September 30, 1997 reflects utilization of net operating loss carryforwards and the deferred tax provision relating to the provision for doubtful receivables. As of September 30, 1998, the Company had no further net operating loss carryforwards available to offset its federal income tax liability.

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

      On August 28, 1998, the Company completed the acquisition of Eastern Resorts, which became a wholly-owned subsidiary of the Company. Statements for the nine months ended September 30, 1998 include 33 days of operating results for Eastern Resorts.

Net Income

      Income before provision for income taxes increased 157.3% to $6,209,600 for the nine months ended September 30, 1998, from $2,413,000 for the same period in 1997. Net income increased 75.9% to $3,909,600 for the nine months ended September 30, 1998 compared to $2,233,000 for the same period in 1997. The increase in net income was due primarily to an increase in interest income as a result of portfolio growth, an increase in commitment fee income, and a decrease in interest expense. The increases were partially reduced by an increased provision for income taxes, higher selling, general and administrative costs, a higher provision for doubtful accounts, and an increase in debt-related costs and amortization. Due to the short period of time that the Company owned Eastern Resorts, and the costs associated with the acquisition, Eastern Resorts did not significantly contribute to the Company's net income for the third quarter or the nine months ended September 30, 1998. The Company booked a provision for income taxes of $2,300,000 for the first nine months of 1998, a 1,177.8% increase over the $180,000 provision for income taxes during the same period in 1997, when the Company benefited from net operating loss carryforwards, which have now been fully utilized.

      Total revenues increased 57.8% to $18,196,300 for the nine months ended September 30, 1998, from $11,534,300 for the same period in 1997. The increase was due primarily to an increase in interest income as a result of portfolio growth in both consumer receivables financing and acquisition and development loans, higher fees, and the inclusion of interest, vacation ownership and resort operations income of Eastern Resorts. Total originations rose 60.9% to $71.9 million for the first nine months of 1998, compared to $44.7 million for the same period in 1997.

Interest Income

      Interest on loans increased 32.5% to $15,010,800 for the nine months ended September 30, 1998, from $11,329,000 for the same period in 1997, primarily due to growth in the portfolio held for investment. Interest on consumer notes increased 31.1% to $10,080,300 for the nine months ended September 30, 1998, from $7,691,100 for the same period in 1997, as a result of growth in the portfolio held for investment. The average amount outstanding on the consumer receivable portfolio for the nine months ended September 30, 1998 was approximately $22 million higher than during the same period in 1997, although the average interest rate dropped 0.3%. The interest rates on consumer receivable loans declined during the first nine months of 1998 compared to the first nine months of 1997 due to an increase in the outstanding balance of hypothecation loans and a decrease in the average interest rates received on the outstanding balance of purchased consumer receivables. Hypothecation loans generally bear lower interest rates than purchased consumer receivables. Interest on acquisition and development loans increased 51.6% to $4,342,400 for the nine months ended September 30, 1998, from $2,864,800 for the same period in 1997, primarily as a result of higher average outstanding balances. The average outstanding balances for acquisition and development loans during the nine months ended September 30, 1998 was approximately $15 million higher than during the same period in 1997, though average interest rates dropped 0.6%. Interest income also increased through the post-acquisition contributions of Eastern Resorts. The total interest income contributed by Eastern Resorts was $262,500 for the nine months ended September 30, 1998 and there was no corresponding interest income for the same period in 1997. The reduction in average outstanding balances on notes receivable from a related party resulted in a decrease of $325,500 in interest income for the nine months ended September 30, 1998, as compared to the same period in 1997, although such amounts were offset by corresponding increases in interest on consumer receivables and acquisition and development loans.

Gains on Sales of Contracts

      For the nine months ended September 30, 1998, the Company did not sell consumer contracts. For the same period in 1997, gains on sales of the contracts amounted to $29,700.

Vacation Ownership

      For the nine months ended September 30, 1998, vacation ownership revenue totaled $1,103,300. The revenue from vacation ownership is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding account for the same time period in 1997.

Resort Operations

      Resort operations for the nine months ended September 30, 1998 totaled $1,214,300. The revenue from resort operations is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding account for the same time period in 1997.

Other Income

      Other income increased 394.2% to $868,000 for the nine months ended September 30, 1998, from $176,000 for the same period in 1997. The increase was primarily due to an increase in fee income generated by new hypothecation loans and new acquisition and development loans. Through the first nine months of 1998, the Company funded approximately $22.1 million of new acquisition and development loans, compared to approximately $11.6 million during the same period in 1997. Also, the company funded eleven hypothecation loans for the nine months ended September 30, 1998, compared to one during the same period in 1997. The increase in other income for the nine months ended September 30, 1998, compared to the same period in 1997 can also be attributed to a one-time origination fee received in the first quarter of 1996, half of which was discounted in the first quarter of 1997 when the asset was sold.

Provision for Doubtful Receivables

      The provision for doubtful receivables increased 188.8% to $649,700 for the nine months ended September 30, 1998, compared to $225,000 for the same time period in 1997,primarily due to the growth of its portfolio of loans held for investment. The Company's portfolio increased approximately $15 million during the nine month period ended September 30, 1998, compared to the increase achieved during the same period in 1997.

Interest Expense

      Interest expense decreased 15.6% to $5,318,400 for the nine months ended September 30, 1998, from $6,301,600 for the same period in 1997, primarily due to lower interest rates. The Company's consumer receivables facility had higher average outstanding balances of almost $12 million for the nine months ending September 30, 1998, compared to the same period in 1997, but interest rates were approximately 290 basis points lower. As a result, overall interest expense on the Company's consumer receivables facility decreased 2.5% to $2,597,500 for the nine months ending September 30, 1998, from $2,662,800 for the same period in 1997.

      Interest expense on other bank notes increased 23.1% to $2,445,000 for the nine months ended September 30, 1998, from $1,985,700 for the same period in 1997, due to higher average outstanding balances. The average outstanding balance on other bank notes during the nine months ended September 30, 1998 was approximately $12 million, or approximately 28%, higher than the balance during the same period in 1997. The average interest rate on other bank notes decreased to 6.3% for the nine months ending September 30, 1998, from 6.4% for the same period in 1997. The Bridge Loan and the Affiliate Paper Facility, both of which bear interest at LIBOR+3%, are included in other bank notes. The interest expense on the Bridge Loan was approximately $75,000 for the post-acquisition period ending September 30, 1998. Since the Affiliate Paper Facility replaced existing debt, though at slightly higher interest rates, there was no significant increase to interest expense.

      The satisfaction of $25 million of intercompany debt through the issuance of common stock of the Company as of October 30, 1997 resulted in further reduction of interest expense during the first nine months of 1998. For the nine months ended September 30, 1997, approximately $1,445,600 of interest expense was charged to operations in connection with this intercompany debt, compared to $0 for the same period in 1998. Eastern Resorts added $74,500 of interest expense for the post-acquisition period in 1998, compared to $0 for the same period in 1997.

Cost of Property Sold

      The cost of property sold for the three months ended September 30, 1998 totaled $272,800. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Debt-related Costs Including Amortization of Financing Costs

      Debt-related costs including amortization of financing costs increased 73.8% to $1,336,800 for the nine months ended September 30, 1998, from $769,000 for the same period in 1997. The increase is primarily due to the amortization of approximately $225,000 for fees and common stock warrants associated with a credit facility the company obtained in the fourth quarter of 1997. The increase was also attributable to the amortization of approximately $148,000 of costs incurred in obtaining court approval to clear title to certain assets of the Company, the amortization of approximately $105,000 of costs attributable to the short-term bridge financing obtained to acquire Eastern Resorts, and the amortization of $67,000 relating to an increase in the 3% per annum arrangement fee charged by the Debtors in the BFG bankruptcy case relating to certain loans made to Resort Funding. The remainder of the costs related to the Bridge Loan will be amortized in the fourth quarter of 1998. The value of the warrants is being accounted for as a discount in consideration for making the loan and will be amortized as interest expense over the term of the agreement.

Goodwill Amortization

      Goodwill amortization totaled $65,800 for the nine months ended September 30, 1998. Total goodwill for the acquisition of Eastern Resorts was approximately $27 million and is being amortized over 40 years.

Sales and Marketing

      Sales and marketing expense for the nine months ended September 30, 1998 totaled $567,500. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Resort Management

      Resort management expenses for the nine months ended September 30, 1998 totaled $989,500. The inclusion of resort management expenses is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1997.

Selling, General and Administrative Costs

      Selling, general and administrative costs increased 52.6% to $2,786,100 for the nine months ended September 30, 1998, from $1,825,700 for the same period in 1997. The increased costs are mainly due to an increase in payroll, servicing, legal, advertising, insurance, travel costs, and the acquisition of Eastern Resorts. The increase in payroll-related costs was mainly due to a reduction in payroll costs that were allocated to the Debtors for certain of the Company's employees and slightly increased payroll costs during the third quarter of 1998, compared to the same period in 1997. The administrative costs incurred by Eastern Resorts during the post-acquisition period ended September 30, 1998 were $172,500.

Provision for Income Taxes

      The provision for income taxes for the nine months ended September 30, 1998 increased 1,178.8% to $2,300,000 from $180,000 for the same period in 1997.
The current portion of the provision relates to currently payable federal and state income taxes. The current-period tax provision reflects the benefit of the availability of net operating loss carryforwards of approximately $675,000 in 1998, which will decrease the Company's federal income tax liability for 1998. The provision for income taxes for the nine months ended September 30, 1997 reflects utilization of net operating loss carryforwards and the deferred tax provision relating to the provision for doubtful receivables. As of March 31, 1998, the Company had no further net operating loss carryforwards available to offset its federal income tax liability.

                         Acquisition of Eastern Resorts

      On August 28, 1998, the Company completed the previously announced acquisition of Eastern Resorts of Newport, Rhode Island, one of the largest developers of timeshare resorts based in New England. The purchase price was $15 million in cash and 3.2 million shares of the Company's common stock, together with the assumption of certain liabilities. The Company obtained the cash portion of the purchase price in large part through the proceeds of a $12.2 million short-term bridge loan (the "Bridge Loan") from Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). Of the original amount of the Bridge Loan, approximately $8 million remained outstanding at November 13, 1998. The Bridge Loan is collateralized in part by the assets of Eastern Resorts. Also in connection with the Eastern Resorts acquisition, approximately $11 million in acquisition and development loans and consumer receivable loans previously extended by Resort Funding to the predecessor corporation of Eastern Resorts were transferred out of the Company's existing revolving credit facilities into a new short-term facility established by CSFB (the "Affiliate Paper Facility"). The Affiliate Paper Facility, which is oversecured, and the Bridge Loan both mature on December 11, 1998. CSFB also received 180,000 warrants at $8.00 per share of the Company's common stock as part of its consideration.

                                Year 2000 Update

      1. General

      The software and embedded microchips in certain computer systems identify dates only by the last two digits of a year. For example, 1999 would be coded as "99", 1998 as "98" and so on. The Year 2000 problem arises from the inability of certain software programs and microchips to distinguish between dates in the year 2000 and dates in the year 1900. As a result, a date entered "00" may be read as 1900 instead of 2000. If uncorrected, functions using these systems would not work properly in the year 2000. Problems which may occur as a result of uncorrected software programs or microchips include system failures, miscalculations or errors causing disruptions of operations.

      Beginning in 1997, the Company undertook to assess its Year 2000 readiness by identifying those computer systems used by the Company which may not be Year 2000 compliant. The Company has also begun to assess the Year 2000 readiness of other entities with whom it has a material relationship.

      2. Risks

            Resort Funding

      Resort Funding relies more on information systems for servicing its loans than for any other individual function.

      The computer software and hardware platform for Resort Funding's loan servicing program is owned by The Processing Center, Inc. ("TPC"), a bankrupt affiliate of the Bennett Funding Group, Inc. The platform is not yet Year 2000 compliant. The Company has been working closely with TPC's programmers and management information systems personnel to monitor TPC's progress in modifying its systems. As of October 31, 1998, the Company understands that TPC's remediation efforts are 25% complete, and that approximately 20% of the platform has been satisfactorily tested. The Company is advised that TPC anticipates completing its remediation program and testing all systems by March 1999. However, there can be no assurance that TPC's software and hardware platform will be Year 2000 compliant by December 31, 1999. There also can be no assurance that TPC will continue to make the servicing platform available to Resort Funding, or that Resort Funding will be able to acquire the servicing platform from TPC. Resort Funding has previously used unaffiliated third parties on occasion to perform its loan servicing. Consequently, the Company believes it will be able to make arrangements with a third party to perform such services if necessary, but such arrangements are currently not in place. As a contingency, the Company expects to identify potential parties to perform its loan servicing by the end of the first quarter of 1999 in the event that, in the Company's view, TPC's remediation efforts have not progressed sufficiently to ensure timely Year 2000 compliance.

      Resort Funding's own computer systems consist primarily of networked personal computers ("PCs") used for accounting and word processing, which Resort Funding recently acquired in the ordinary course of business. Resort Funding's PCs and the software they use are substantially Year 2000 compliant.

            Eastern Resorts

      Eastern Resorts uses a third-party database server as its primary software system for resort reservations, timeshare sales, and homeowners' association receivables. The version of the software used by Eastern Resorts is not Year 2000 compliant. However, an updated version of the system is currently available at no cost. The updated version is Year 2000 compliant. Eastern Resorts expects to have the upgraded version installed and tested by the end of March 1999. The minimum system requirements for the upgraded software are such that Eastern Resorts also anticipates replacing much of its existing hardware and software in the ordinary course of business. Any such replacements will be Year 2000 compliant.

      Eastern Resorts' existing computer systems, used primarily for accounting and word processing, are not Year 2000 compliant. However, Eastern Resorts is currently making arrangements to acquire certain software tools which will scan hardware and software systems to identify Year 2000 issues. The cost of such tools is expected to be immaterial. Once any Year 2000 issues have been identified, Eastern Resorts expects to have all systems corrected, tested and functional, or otherwise replaced in the ordinary course of business, by September 1999. The Company does not anticipate that the cost of any corrections or replacements will be material. However, there can be no assurance that the actual cost to make such corrections or acquire replacements will not exceed the Company's expectations, which may have an adverse effect on the Company's financial performance.

            Third Parties

      The Company's Year 2000 compliance program also includes assessing the readiness of the Company's lenders, borrowers, major vendors, suppliers and any other third-parties with whom the company has significant dealings, who may be impacted by the Year 2000 problem. The extent to which such parties have not modified their systems to address the Year 2000 issue may have a significant, adverse impact on the operations or financial performance of the Company. The Company has initiated contact with such third parties in order to determine whether their systems are Year 2000 compliant and, if not, what steps they have taken to address the problem. The Company has not yet received sufficient confirmation from all of these parties in order to assess the likelihood that all such parties will achieve Year 2000 compliance. If the Company determines that a response to an inquiry is either insufficient or otherwise indicates that the third-party will not achieve Year 2000 compliance, the Company may follow up with personal contact with the third party and, if necessary, an on-site audit or testing of such party's systems. The Company anticipates finalizing its assessment of third-parties' Year 2000 readiness by the first quarter of 1999. At that time, the Company will determine whether to implement contingency plans to replace or supplement the services currently provided by third parties. There can be no assurance that such third parties, including borrowers, will be able to timely correct their Year 2000 problems, and the failure to do so could have a material adverse effect on the Company's operations and financial position.

      3. Costs

      Since Resort Funding utilizes the computer software and hardware platform of a third party, the cost to the Company for addressing and correcting Year 2000 issues has not been material. As of October 31, 1998, the Company estimates that it has spent $25,000 on Year 2000 remediation. Management does not anticipate that the Company will incur any significant additional expense in correcting its systems. However, there can be no assurance that the Company's expenditures will not exceed its estimates. In the event that the Company is forced to identify and contract with parties to replace existing suppliers and vendors, such as TPC, the cost of such replacement may have a material adverse effect on the Company's financial position and results. Further, if the Company is unable to perform on its contractual obligations to its lenders and borrowers as a result of its own or an important third party's failure to achieve Year 2000 compliance, the potential cost and liability for such failure may have a material adverse effect on the Company's financial position and results.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On July 29, 1998, Resort Funding filed a motion (the "Motion") in the Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court") to obtain court approval for certain corrections to the terms of a November 1997 order of the Bankruptcy Court. Under that order, Resort Funding satisfied all of its outstanding debt under certain notes to BFG through an exchange of debt for common stock of the Company. The Motion sought to authorize BFG to accept an additional 67,113 shares of the Company's common stock at the price of the original issuance ($5.375 per share) to correct an error in the computation of the amount of the outstanding intercompany debt at the time the debt-equity swap was approved in November 1997. Additionally, the Motion sought to authorize the BFG bankruptcy trustee (the "BFG Trustee") to provide appropriate legal documentation to Resort Funding confirming Resort Funding's title in approximately $27 million in receivables and development loans which were recorded in the name of BFG-related entities as nominees, even though such loans were either paid for or advanced directly by Resort Funding. The Bankruptcy Court held evidentiary hearings on the Motion and., on September 8, 1998 (corrected on September 11, 1998), entered an order authorizing the BFG Trustee to convey to Resort Funding all of the Debtors' right, title and interest in the timeshare receivables and acquisition and development loans that were the subject of the Motion. The order directed the BFG Trustee to execute any and all documents reasonably necessary to transfer such assets to Resort Funding. The order also authorized the BFG Trustee to adjust the amount of the debt exchanged in November 1997 to correct the computation error and to accept an additional 67,113 shares of the Company's common stock on a nunc pro tunc basis.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      On July 10, 1998, the trustee in the BFG Bankruptcy Case filed a motion on behalf of BFG and other debtors in the Bankruptcy Case (the "Estate") in the Bankruptcy Court seeking (i) to sell all of the Estate's shares of common stock in the Company to a syndicate of underwriters, of which Credit Suisse First Boston Corporation will be the lead or co-lead manager, in connection with a public offering of such common stock and (ii) to exchange all of the Estate's Series 2 Preferred Stock in the Company for 1,860,465 shares of the Company's common stock. The Bankruptcy Court entered an order on September 24, 1998, approving the bankruptcy trustee's motion to sell all of the Estate's common stock in the Company. The order also authorized the trustee to either (i) exchange the 10,000 shares of Series 2 Preferred Stock into 1,860,465 shares of common stock, or (ii) sell the 10,000 shares of Series 2

Preferred Stock to the Company for a sum which is the multiple of 1,860,465 times the public offering price for the common stock minus the underwriter's discount. The order also approves an undertaking by the U.S. Trustee in bankruptcy not to object to any future role by the BFG Trustee as a director or chief executive officer of the Company after the proposed public offering, or to raise any past service as part of any challenge to the continued incumbency of the BFG Trustee in that capacity.

      The Company's annual general meeting of shareholders will take place on December 8, 1998. Richard C. Breeden, as BFG Trustee, has filed a motion with the Bankruptcy Court seeking its approval to vote the Estate's shares at the annual meeting.

Item 6. (a) Exhibits

      The following exhibits are filed herewith:

            10.1 Agreement and Plan of Merger dated as of July 17, 1998, by and among the Company, ERC Acquisition Corp. and Eastern Resorts (incorporated herein by reference to the Company's Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 1998).*

            10.2 Stockholders' Agreement between the Company and R. Perry Harris and Karen Harris, dated as of August 24, 1998.*

            10.3 Employment Agreement dated as of August 24, 1998, between Eastern Resorts and R. Perry Harris.*

            10.4 $15,000,000 Loan and Security Agreement dated August 25, 1998, between CSFB and the Company, Resort Funding, Eastern Resorts Company LLC and Eastern Resorts.*

            10.5 $11,500,000 Loan and Security Agreement dated August 25, 1998, between CSFB and Eastern Resorts Company LLC, the Company and Eastern Resorts.*

            10.6 Warrant Agreement dated July 17, 1998, entitling CSFB to purchase 180,000 shares of the Company's common stock.*

            10.7 Registration Rights Agreement dated as of July 17, 1998, by and between the Company and CSFB.*

            10.8 Amended and Restated Warrant Agreement dated as of November 14, 1997, entitling CSFB to purchase 250,000 shares of the Company's common stock.*

            10.9 Registration Rights Agreement dated as of November 14, 1997, by and between the Company and CSFB.*

            11.1  Statement re: computation of earnings per share

----------
* Incorporated herein by reference to the Company's Form 8-K filed on September 11, 1998

(b) Reports on Form 8-K.

            (i) On August 14, 1998, the Company filed a Report on Form 8-K with a financial statement announcing the Company's financial results for the second quarter of 1998.

            (ii) On September 1, 1998, the Company filed a Report on Form 8-K for a press release regarding the Company's acquisition of Eastern Resorts Corporation.

            (iii) On September 11, 1998, the Company filed a Report on Form 8-K announcing the completion of the Company's acquisition of Eastern Resorts Corporation.

            (iv) On September 16, 1998, the Company filed a Report on Form 8-K announcing that the annual meeting of the Company for 1998 will be held October 29, 1998.

            (v) On September 16, 1998, the Company filed a Report on Form 8-K announcing that the Bankruptcy Court had granted Resort Funding's motion to correct an order entered November 5, 1997 in the BFG Bankruptcy Case.

            (vi) On October 27, 1998, the Company filed a Report on Form 8-K announcing that the 1998 annual meeting scheduled for October 29, 1998, was postponed until December 8, 1998.

            (vii) On November 6, 1998, the Company filed a Report on Form 8-K with a financial statement announcing the Company's financial results for the third quarter of 1998.

           (viii) On November 12, 1998, the Company filed a Report on Form 8-K/A with financial statement of business acquired and pro forma financial information for the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.

By: /s/ Gerald L. Klaben, Jr.
    -------------------------
Gerald L. Klaben, Jr.
Senior Vice President and Chief Financial Officer

Dated: November 16, 1998

                                INDEX TO EXHIBITS

      Exhibit No.:                    Exhibit
      ------------                    -------

            10.1 Agreement and Plan of Merger dated as of July 17, 1998, by and among the Company, ERC Acquisition Corp. and Eastern Resorts (incorporated herein by reference to the Company's Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 1998).*

            10.2 Stockholders' Agreement between the Company and R. Perry Harris and Karen Harris, dated as of August 24, 1998.*

            10.3 Employment Agreement dated as of August 24, 1998, between Eastern Resorts and R. Perry Harris.*

            10.4 $15,000,000 Loan and Security Agreement dated August 25, 1998, between CSFB and the Company, Resort Funding, Eastern Resorts Company LLC and Eastern Resorts.*

            10.5 $11,500,000 Loan and Security Agreement dated August 25, 1998, between CSFB and Eastern Resorts Company LLC, the Company and Eastern Resorts.*

            10.6 Warrant Agreement dated July 17, 1998, entitling CSFB to purchase 180,000 shares of the Company's common stock.*

            10.7 Registration Rights Agreement dated as of July 17, 1998, by and between the Company and CSFB.*

            10.8 Amended and Restated Warrant Agreement dated as of November 14, 1997, entitling CSFB to purchase 250,000 shares of the Company's common stock.*

            10.9 Registration Rights Agreement dated as of November 14, 1997, by and between the Company and CSFB.*

----------
* Incorporated herein by reference to the Company's Form 8-K filed on September 11, 1998