Form 10KSB40
period 1998-12-31
EQUIVEST FINANCE INC
filed 1999-03-26
CIK 820917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1998
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from __________ to__________

Commission File Number: 0-18201

                             EQUIVEST FINANCE, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                      59-2346270
--------                                                      ----------
(State or other jurisdiction of                               (IRS Incorporation
or organization)                                              Employer
Identification                                                No.)

100 Northfield Street, Greenwich, Connecticut                 06830
---------------------------------------------                 -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code: (888) 373-7678

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock. $.01 par value.
  Series One Class A 12 1/2 % Cumulative Convertible Preferred Stock
--------------------------------------------------------------------
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

The Company's revenues for the most recent fiscal year were $29,636,548.

The aggregate market value of the approximate 1,313,000 shares of Common Stock of the Company outstanding as of December 31, 1998 held by non-affiliates of the Company was approximately $5,252,000 calculated on the basis of the closing price of such stock on that date. The total number of shares outstanding of the Company's Common Stock, as of December 31, 1998, was 25,198,351.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1998

                                      INDEX
PART I                                                                      PAGE
------                                                                      ----

Item 1.     Business                                                          3
Item 2.     Properties                                                       40
Item 3.     Legal Proceedings                                                40
Item 4.     Submission of Matters to a Vote of Security Holders              42

PART II
-------

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                            43
Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            44
Item 7.     Financial Statements                                             57
Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            57

PART III
--------

Item  9.    Directors, Executive Officers, Promoters & Control
              Persons; Compliance with Section 16(a) of the Exchange Act     58
Item 10.    Executive Compensation                                           62
Item 11.    Security Ownership of Certain Beneficial Owners
              and Management                                                 68
Item 12.    Certain Relationships and Related Transactions                   68

PART IV
-------

Item 13.    Exhibits, List Reports on Form 8-K                               69

                                     PART I

Item 1. Business

                                    Overview

      Equivest Finance, Inc. ("Equivest" or the "Company") finances timeshare projects throughout the United States and in selected foreign markets, and is a leading developer and operator of timeshare resorts which are located in New England. Since 1991, through its wholly owned subsidiary Resort Funding, Inc. ("Resort Funding"), the Company has provided financing to resort developers through acquisition and development loans, hypothecation loans, through the purchase of developers' vacation ownership interests ("VOIs" or "timeshare intervals") and through the direct financing of resort properties to be developed and sold to consumers pursuant to timeshare interval programs. As of December 31, 1998, the Company's loan portfolio had an outstanding balance of approximately $161.0 million. In August 1998, the Company acquired Eastern Resorts Company LLC ("Eastern Resorts"), which operates six timeshare resorts in and around Newport, Rhode Island and one resort in the Berkshire mountains of western Massachusetts. By this acquisition, the Company entered the timeshare development business, as a complement to its timeshare financing business. The Company was originally a Florida corporation. On December 1, 1998, the Company reincorporated in Delaware.

      The Company believes that combining its nationwide timeshare finance operations with Eastern Resorts, a major regional timeshare resort developer, provides the Company with significant growth capabilities. The financing business should continue to lead to attractive resort acquisition opportunities, as it did with Eastern Resorts, which was a customer of the Company prior to its acquisition. Likewise, acquisitions of developers can potentially contribute significantly to the growth of the Company's loan portfolio.

      The Company believes it has positioned itself well to take advantage of the favorable growth trends in the U.S. timeshare market, as well as the broader leisure market. In 1997, the U.S. timeshare industry recorded total timeshare interval sales of approximately $2.7 billion, which represents a growth of nearly 25% over 1996 and a compound annual growth rate of approximately 16% over the past six years. Overall, worldwide timeshare interval sales grew at a compound annual growth rate of approximately 16% since 1980.

                                 Growth Strategy

      The Company's goal is to increase shareholder value through growth and diversification in the timeshare industry, and potentially in the broader leisure and finance markets. As part of that objective, the Company seeks to become a full-service lender and developer in the timeshare industry. Key elements of the Company's current growth strategy include the following:

      o Increase Consumer Financing portfolio. The Company intends to increase its Consumer Financing business by increasing its originations of Consumer Loans and A&D Loans to the extent of available funds. The Company generally expects that each $1,000 invested in its own resorts or in A&D Loans to third-party developers will generate $3,000 to $4,000 in Consumer Financing. The Company believes it can increase its volume of A&D Loans, without lowering the interest rate it charges, by continuing to target high-quality, small to midsize development projects, and by expanding its financing activities to somewhat larger development projects that satisfy the Company's underwriting criteria. To support this growth, the Company is seeking to expand its capital base through increased borrowings from financial institutions and the issuance of debt, equity or asset-backed securities in the capital markets. However, there is no assurance that the Company will be able to increase its financial resources, in which event loan growth cannot be maintained.

      o Develop and acquire additional resorts. The Company intends to construct or acquire additional resorts in New England and in other locations as opportunities arise. The Company seeks project sites in desirable locations that are within driving distance of areas with favorable demographics. The Company believes that its experience in resort development, knowledge of the timeshare industry, and its market presence will help it to accomplish this strategy.

            The Company announced on February 17, 1999 that it had signed a definitive agreement to buy six timeshare resorts, one resort development site and all related management contracts, consumer receivables and related operating assets from The Kosmas Group International, Inc. ("KGI"), of New Smyrna Beach, Florida (the "KGI Acquisition"). If completed, the Company will acquire timeshare resorts, hotels and properties as follows:

            --Bluebeard's Castle, St. Thomas, U.S. Virgin Islands. Bluebeard's is an historic property dating to the 1600s. The resort has more than 160 units, together with additional land for future development.

            --Bluebeard's Beach Club and Resort, St. Thomas, U.S.V.I. The Beach Club includes approximately 25 acres of land on the ocean with a beach and other amenities just outside Charlotte Amalie. This resort currently includes 84 units.

            --Elysian Beach Hotel and Resort, St. Thomas, U.S.V.I. The Elysian is immediately adjacent to the Ritz-Carlton hotel on the eastern end of St. Thomas. The Elysian has 67 units, with a beach, restaurant and pool.

            --Avenue Plaza Hotel and Resort, New Orleans, La. The Avenue Plaza has 265 units and operates as a full service hotel and timeshare resort facility. It is located on St. Charles Avenue in the Garden District of New Orleans.

            --Coconut Malorie Hotel and Resort, Ocean City, Md. This hotel has 85 units in an all-suite configuration. It is located directly on the intracoastal waterway, and is a short walk from the beach.

            --Ocean Gate Resort, St. Augustine, FL. This oceanfront property has 24 two and three bedroom units. The Company anticipates purchasing additional land at the project to permit construction of an additional 60 units.

            --Capital City Suites, Washington, D.C. This property is located on Pennsylvania Avenue between Georgetown and The White House. The property has permits for a planned timeshare resort hotel with more than 60 units. Equivest anticipates constructing a completely new resort utilizing the exterior of existing buildings.

            The KGI resorts subject to the agreement had total timeshare interval sales in 1998 of more than $20 million, and have more than 11,000 existing owners. In addition, these resorts have more than 20,000 vacation intervals in existing inventory, with a total sales value at current prices of more than $175 million. By contrast, Eastern Resorts had timeshare interval sales for the full year 1998 of approximately $13 million.

            As part of the transaction, the Company expects to acquire approximately $19 million in consumer receivables relating to the KGI resorts subject to the acquisition. Approximately $3 million of this amount has been financed previously by the company's subsidiary Resort Funding, Inc. After the closing, the Company will have a total timeshare loan portfolio of more than $170 million.

            The Company will pay KGI $4 million in cash, less certain liabilities, and will assume approximately $42 million in debt on the acquired properties, together with the outstanding receivables financing balance of approximately $13 million. Approximately $8 million of the total debt being assumed has been financed previously by the company's subsidiary Resort Funding, Inc.

            As additional consideration, the Company will issue 250,000 shares of common stock to KGI if the Company has net income from the acquired properties of $6 million during the four full calendar quarters next following the completion of the transaction. This amount will be prorated to the extent earnings are lower.

            There are no financing contingencies in the agreement. However, the transaction remains subject to completion of due diligence by the Company, and certain other conditions. Under the terms of the definitive agreement, the transaction is expected to close before the end of March 1999.

      o Reduce borrowing costs. By improving its arrangements with its lenders and its internal cash flow, the Company has reduced the weighted average interest rate it pays on its debt from 8.7% to 6.8% between December 31, 1996 and December 31, 1998. As the Company grows, its borrowing arrangements and internal cash flow may continue to improve. To the extent this improvement occurs, it will allow the Company to be more competitive in seeking new development projects and loan opportunities.

      o Increase sales and marketing efforts. The Company uses extensive marketing programs to inform potential timeshare interval buyers about its resorts. By adding staff to reinforce its marketing efforts in the markets in which it currently operates, and expanding its efforts into new markets, the Company believes it can sell more timeshare intervals per year than it has in the past. In addition, the Company will continue to expand its internal marketing staff, which concentrates on selling additional timeshare intervals to the Company's existing membership base. Approximately 11% of the Company's existing customers owned multiple timeshare intervals at a Company resort at December 31, 1998.

      o Explore potential opportunities in broader leisure and finance markets. The Company is continually reviewing potential opportunities to expand into the broader leisure and finance markets, particularly those for which its existing businesses provide relevant experience and expertise. There is no assurance that such opportunities will be identified or, if the Company finds them, that they will be successfully undertaken.

                              Competitive Strengths

      The Company believes that the following qualities provide it with certain competitive strengths and operating efficiencies.

      o Exceptional customer service to developers. The Company provides exceptional customer service to existing and potential borrowers, including:

            o     quick credit decisions;

            o     flexible transaction structuring;

            o     comprehensive loan servicing; and

            o     direct access to senior management.

      o Proven underwriting criteria. The Company believes it can maintain low loan loss ratios as its loan portfolio grows by continuing to fund projects in attractive locations with favorable economic and demographic characteristics, as well as by broadening its analytical capabilities. The Company's ability to assess new development projects has been enhanced by its acquisition of Eastern Resorts.

      o Low marketing costs. Historically, the Company has been able to stabilize marketing costs through various means. By developing resorts in desirable tourist destinations, typically within driving distance of its customers, the Company can invite potential buyers to tour its resorts without relying on costly gift programs, such as subsidized airline tickets and lodging. Also, the Company expects its marketing costs, as a percentage of timeshare interval sales, to benefit as a result of the expansion of its internal marketing efforts.

      o In-house capabilities. The Company has developed significant in-house operational capabilities. This enables the Company to maintain greater control over all phases of its financing and development operations, and to improve its customer service while reducing overall costs. For example, the Company utilizes internal personnel to supervise advances on and servicing of both A&D Loans and its Consumer Financing portfolio. In addition, the Company has in-house marketing, sales, legal, accounting, financing, development, and property management capabilities.

      o Experienced management team. The Company has experienced management and personnel in both its financing and development businesses. The Company's Chairman, Chief Executive Officer and President, Richard
            C. Breeden, has overseen the restructuring of Equivest since 1996. He was responsible for the Company's combination with Eastern Resorts and the proposed KGI Acquisition. Mr. Breeden is a former senior economic advisor to President George Bush, former Chairman of the United States Securities and Exchange Commission and former chairman of the worldwide financial services practice of Coopers & Lybrand LLP. Thomas J. Hamel, who leads the Company's resort financing business, has 12 years of experience in financing timeshare resort developers and is well-known in the timeshare sector nationally. R. Perry Harris, who leads the Company's timeshare development efforts, has been in the timeshare industry since 1981 and has earned recognition in the course of developing and marketing seven resorts in New England. Moreover, the top five executives of Eastern Resorts have an average of over 14 years experience in the timeshare industry and have been with Eastern Resorts for an average of 12 years.

      The Company's focus on the timeshare industry, broad market presence and extensive experience have provided it with many advantages as compared to less specialized financing providers, including:

      o Solid, long-standing relationships with many timeshare industry developers;

      o A comprehensive understanding of timeshare development and financing; and

      o A knowledgeable and creative management team with the ability to respond quickly to proposals from developers, as well as an effective and experienced loan servicing staff.

                                   Operations

Financing

      Historically, the Company has concentrated on funding small to midsize timeshare projects (involving loans ranging from $1 million to $10 million). Since 1991, the Company has provided approximately $375 million in financing to approximately 70 projects in the United States and the Caribbean, one project in Canada and two in Ireland. To the extent it has available funds, the Company intends to use its extensive experience in the timeshare industry to expand into the financing of larger development projects.

      The Company provides loans to timeshare resort developers to acquire land and construct a resort, or to acquire a hotel, club or other previously developed property for conversion into a timeshare resort ("A&D Loans"). A&D Loans are generally collateralized by a first mortgage on the property with full recourse to the developer. In addition to A&D Loans, the Company provides financing both indirectly and directly to the consumers who purchase timeshare intervals. Consumers typically purchase such intervals with a 10% down payment, and the developer holds a receivable from the consumer for the remaining 90% of the purchase price ("Consumer Loans"). Through its timeshare development operations, the Company directly generates Consumer Loans. The Company's financing operations indirectly fund consumer purchases of timeshare intervals by purchasing developers' Consumer Loans ("Purchased Receivables") or making loans to developers secured by their Consumer Loans ("Hypothecation Loans"). The cost and tax benefits of Hypothecation Loans are generally more advantageous to developers, although Purchased Receivables result in greater upfront cash to the developer. In the case of Hypothecation Loans and Purchased Receivables, the Company has direct recourse against the developer and the consumers whose obligations underlie these loans.

      Acquisition and Development Loans. The first loan that developers typically require in the process of developing a timeshare resort is an A&D Loan. A&D Loans are generally collateralized by a first mortgage on the property with full recourse to the developer. In addition, the Company typically obtains personal or corporate guarantees from the developer. The Company does not normally make an A&D Loan without obtaining the exclusive right to provide financing for all of the Consumer Loans resulting from the resort project. The A&D Loan is the earliest stage of developer financing, and a significant expertise is required by the lender in order to evaluate a project properly. The Company has developed an expertise in making A&D Loans since it began offering this product in 1994. The Company has found that it is becoming more important to provide a project's A&D Loan in order to finance the receivables generated by such project. As a developer makes sales of timeshare intervals, a portion of the proceeds from each sale is paid to the Company and applied to the A&D Loan ("release payment").

      Since 1991, the Company has financed approximately $100 million of A&D Loans to over 30 projects. Over the past two years the Company has reduced the cost of funding its A&D Loans, thereby increasing its rate of profitability. As of December 31, 1996, the Company had $31.5 million in outstanding A&D Loans with a weighted average interest rate of 12.9%. The average cost of funding such loans was 9.3%, resulting in a positive spread of 3.6%. By December 31, 1998, the Company had a total A&D Loan portfolio of $33.4 million, which earned a weighted average interest rate of 11.7%. The average cost of funding such loans was 7.9%, resulting in a positive spread of 3.8%.

      The following table sets forth information about the Company's A&D Loans by size as of December 31, 1998:

                         A&D Loan Portfolio Distribution
                           as of December 31, 1998(1)
                             (Dollars in thousands)

                                                                    Average       Percentage of Total
                                 Number of       Aggregate         Principal            A&D Loan
                                 Loans (2)    Principal Amount       Amount            Portfolio
                                 ---------    ----------------       ------            ---------
Less than $1 million                  7           $ 2,209            $   316               6.6%
$1-$2 million                         5             7,722              1,544              23.1
$2-$3 million                         4             8,844              2,211              26.4
$3-$4 million                         1             3,435              3,435              10.3
$5 million or more                    2            11,224              5,612              33.6
                                   ----           -------            -------             -----
Total A&D Loans                      19           $33,434            $ 1,760             100.0%

(1) Does not include loans between Resort Funding and Eastern Resorts eliminated in consolidation.
(2)   In general, the Company makes one A&D Loan for each resort being financed.

      Consumer Financing. The Company considers its Consumer Financing portfolio, which consists of its Consumer Loans, together with Hypothecation Loans and Purchased Receivables, the most significant aspect of its financing business. After being adjusted for defaults, the yield on the Company's Consumer Financing portfolio is significantly higher than that on its A&D Loan portfolio.

      At December 31, 1998, the Company's Consumer Financing portfolio totaled $125.2 million with a weighted average interest rate of 13.5%. The portfolio included $95.3 million (76%) of Purchased Receivables, $11.9 million (10%) of Hypothecation Loans and $18.0 million (14%) of Consumer Loans.

      Purchased Receivables. When the Company purchases a developer's Consumer Loans, the consumers' obligations are assigned to the Company and the consumers become obligated directly to the Company. The Company then has recourse directly against the consumers and has the timeshare interval itself as security if the consumers fail to pay. The Company also has the right to require the developer to repurchase a particular Consumer Loan if the consumer's payment is 90 days past due. To date the Company has not needed to take action against consumers directly. As of December 31, 1998, the Company's Purchased Receivables portfolio had a weighted average interest rate of 13.2%.

      Timeshare loans by developers to consumers typically have a seven-year maturity and are payable monthly. In a Purchased Receivables transaction, the Company negotiates an interest rate, which includes servicing fees, with the developer, and then calculates the present value of the monthly payments that the developer is receiving from the consumer at that interest rate. The Company then advances to the developer an amount that is typically between 85% and 90% of this present value (the remainder of the value being called the holdback). As the principal balance of a Purchased Receivable decreases, the holdback increases as a percentage of the principal balance outstanding. The holdback is not paid to the developer until the developer's obligation to the Company is paid in full. An example of this process is as follows:

      o A consumer enters into an agreement with a developer to finance $10,000 at 18% over seven years, which results in 84 monthly payments of approximately $210;

      o The Company agrees to purchase the loan from the developer at a 13% interest rate;

      o The present value of the monthly payments of $210 at 13% is approximately $11,500, of which the Company advances 85%, or approximately $9,800 to the developer, and does not advance the remaining 15% holdback, or approximately $1,700;

      o     The Company receives and retains 84 payments of $210; and

      o The 15% holdback is paid to the developer at maturity in month 84, or when the Consumer Loan is paid in full.

      Hypothecation Loans. As an alternative to purchasing Consumer Loans from the developer, the Company may furnish the developer with a loan, collateralized by a pool of the developer's Consumer Loans with respect to a particular resort. The Company negotiates an interest rate which excludes servicing and commitment fees. The developer assigns Consumer Loans with respect to a particular resort to the Company as collateral and, by virtue of such assignment, the Company has the right to service these Consumer Loans in its own name. Thus, the Company collects payments from consumers on their obligations, and these payments are applied towards the developer's obligations under the Hypothecation Loan. The developer typically may borrow an amount up to 85% to 90% of the value of the pool of Consumer Loans pledged as collateral. If a Consumer Loan becomes 60 days past due, it becomes ineligible as collateral. In this case, the developer may be required either to replace that Consumer Loan with a Consumer Loan on which payments are current, or refund to the Company the amount owed on that particular Consumer Loan or do nothing if the Hypothecation Loan has sufficient overcollateralization. The Company has full recourse against the developer with respect to a Hypothecation Loan, and has the timeshare interval as security. To date the Company has not needed to take action against consumers directly. As of December 31, 1998, the Company's Hypothecation Loan portfolio had a weighted average interest rate of 9.9%. An example of a Hypothecation Loan is as follows:

      o A consumer enters into an agreement with a developer to finance $10,000 at 18% over seven years, which results in 84 monthly payments of approximately $210;

      o The Company agrees to lend the developer 85%, or $8,500, for each Consumer Loan assigned as collateral to the Company while retaining the entire $10,000 value of each Consumer Loan as collateral; and

      o When the Company has collected the $8,500 advanced, together with accrued interest and fees, it passes through the remaining payments to the developer.

      Consumer Loans. Once an individual decides to purchase a timeshare interval, a minimum deposit of 10% of the purchase price is generally required, while the balance is typically financed through the developer. The loan to the consumer is secured by a first mortgage on the timeshare interval. The developer bears the risk of defaults on these promissory notes. On its own timeshare interval sales, the Company requires a minimum 10% down payment with the remainder typically financed over seven years, at a 16.5% interest rate. The Company has historically provided financing for approximately 75% of its customers, while the other 25% pay the full purchase price at the time of purchase.

      Consumer Financing is the most important aspect of the Company's financing business. With respect to Hypothecation Loans and Purchased Receivables, the Company has recourse against the developer. In addition, on all of its Consumer Loans, the Company has recourse against each of the consumers, and has the right to foreclose on each of the timeshare intervals associated with each Consumer Loan, which interval can be re-sold by the Company. In addition, the Company can and typically does chargeback the defaulted loan to the developer, who must replace it with cash or a new performing contract. The Company has full recourse to the developer to enforce these commitments. In the case of an A&D Loan, the Company has recourse against the developer and the project and it can foreclose on a potentially uncompleted resort, which may be more difficult to realize a recovery. For these reasons that the Company believes its Consumer Financing portfolio offers better risk-adjusted returns than its A&D Loan portfolio.

      As of December 31, 1998, the Company's total loan portfolio had an outstanding balance of $161.0 million, which included $33.4 million (21%) of A&D Loans, $125.3 million (78%) of Consumer Financing, and $2.3 million (1%) of other loans.

                           Loan Portfolio Composition
                             (Dollars in thousands)

                                              As of December 31,
                               -------------------------------------------------
                                 1995         1996          1997         1998(1)
                               --------     --------      --------      --------

A&D Loans                      $ 32,838     $ 31,475      $ 39,390      $ 33,434
Purchased Receivables            51,820       66,201        91,102        95,289
Hypothecation Loans                  --        1,570         5,275        11,904
Consumer Loans                       --           --            --        18,012
Other Loans                       6,605        3,447           763         2,313
                               --------     --------      --------      --------
Total Loans Outstanding        $ 91,263     $102,693      $136,530      $160,952

----------
(1) Does not include loans between Resort Funding and Eastern Resorts eliminated in consolidation.

      The following table sets forth certain key characteristics of the Company's loan portfolio as of December 31, 1998.

                      Characteristics of the Loan Portfolio
                           as of December 31, 1998(1)
                             (Dollars in thousands)

                                    Total               Weighted         Weighted
                                  Principal              Average          Average          Number of       Number      Number
                                    Amount              Remaining         Interest         Developers        of          Of
                                 Outstanding             Maturity           Rate            Financed       Resorts      Loans
                                 -----------             --------           ----            --------       -------      -----
A&D Loans                          $ 33,434                 2.5             11.7%              13            18            19
Purchased Receivables                95,289                 5.1             13.2               37            48        17,705
Hypothecation Loans                  11,904                 3.4              9.9                7            10            10(2)
Consumer Loans                       18,012                 6.0             16.5               --             8         3,108
Other Loans                           2,313                 1.2             10.1                8             8             8
                                   --------                                 ----
Total Outstanding Loans            $160,952                                 13.0%

----------
(1) Does not include loans between Resort Funding and Eastern Resorts eliminated in consolidation.
(2)   Includes 2,966 underlying Consumer Loans.

Note: Weighted average remaining maturity in years.

Loan Product Overview

      The Company makes A&D Loans to timeshare resort developers to acquire land and construct a resort, or to acquire a hotel, club or other previously developed property for conversion into a timeshare resort. In addition to A&D Loans, the Company provides financing both indirectly and directly to the consumers who purchase timeshare intervals. Consumers typically purchase such intervals with a 10% down payment, and the developer makes a Consumer Loan to the consumer for the remaining 90% of the purchase price. Through its timeshare development operations, the Company directly generates Consumer Loans. The Company's financing operations indirectly fund consumer purchases of timeshare intervals by purchasing developers' Consumer Loans or making loans to developers secured by their Consumer Loans. The cost and tax benefits of Hypothecation Loans are generally more advantageous to developers, although Purchased Receivables generally result in greater upfront cash. In the case of Hypothecation Loans and Purchased Receivables, the Company has direct recourse against the developer and the consumers whose obligations underlie these loans.

Underwriting Criteria and Funding Approval Process

      In reviewing potential loans to developers, the Company typically evaluates the following:

      o Developer experience. The Company reviews the developer's general business experience as well as its performance with other resort projects.

      o Financial condition. The Company examines the developer's financial condition in order to assess its ability to meet its commitments.

      o Resort location. The Company believes that location can mean the success or failure of a resort, and therefore considers such factors as demographic characteristics, area attractions and the success or failure of other timeshare resorts in the market.

      o Sales and marketing. The Company evaluates the competitive environment in order to determine the feasibility of the financial projections of the project, including the cost and availability of tour flow.

      o Resort property. The Company believes that the quality and amenities of the resort and the condition of the property are critical to the success of the developer's sales efforts.

      In addition to the criteria discussed above, the Company also conducts a site visit of the property. The Company's decision to provide funding to a developer is typically conditioned upon the satisfactory completion of due diligence.

Loan Servicing, Collections and Delinquencies

      Servicing Consumer Loans, including collection activities, is an important part of the Company's finance business. The Company services nearly all of the Consumer Loans in its Consumer Financing portfolio. Servicing Consumer Loans provides the Company with direct access to consumers and prompt feedback from those consumers regarding resort conditions and developer performance. Also, in the event of a consumer default, it provides the Company the ability to exercise expeditiously its remedies against the developer.

                             Loan Reserves Coverage
                             (Dollars in thousands)

                                                            As of December 31,
                                     -------------------------------------------------------------------
                                                                                Without           With
                                                                                Eastern        Eastern
                                                                                Resorts        Resorts
                                       1995          1996           1997           1998           1998
                                       ----          ----           ----           ----           ----
A&D Loans past due                         --      $  5,315       $  9,485       $  3,435       $  3,435
Consumer Financing past due          $  1,524         3,286          1,458          1,253          1,790
                                     --------      --------       --------       --------       --------
Total past due loans                 $  1,524      $  8,601       $ 10,943       $  4,688       $  5,225

Total loans                          $ 91,263      $102,693       $136,530       $142,940       $160,952

Total past due loans as % of              1.7%          8.4%           8.0%           3.3%           3.2%
   total loans

General reserves                     $  1,800      $  1,979       $  2,442       $  2,927       $  3,835
Specific reserves                       9,126        12,386         17,320         18,392         18,392
Overcollateralization                      --           199          1,006          3,588          3,588
                                     --------      --------       --------       --------       --------
Total reserves and
  overcollateralization(1)           $ 10,926      $ 14,564       $ 20,768       $ 24,907       $ 25,815
Total reserves and
  overcollateralization as % of
  total loans                            12.0%         14.2%          15.2%          17.4%          16.0%

Chargebacks                             3,389         6,066          6,376          5,875             NA

Chargebacks as % of
  Consumer Financing(2)                   6.5%          9.0%           6.6%           5.5%            NA

----------
(1) Specific reserves and the overcollateralized contracts relate to specific developers, and any application of these reserves or overcollateralized contracts to defaulted loans would be done on a developer by developer basis.
(2) Chargeback percentage is based on Consumer Financing, because only these loans can be charged back.

                                 Resort Funding
                              90 Day Past Due Loans
                             (Dollars in thousands)

                                                              As of December 31,
                                              ----------------------------------------------------
                                                1995          1996           1997          1998(1)
                                                ----          ----           ----          -------
Total loan portfolio balance                  $ 91,263      $102,693       $136,530       $142,940
Principal amount of past due loans:
A&D Loans                                           --         5,315       $  9,485       $  3,435
Purchased Receivables                            1,524         3,286          1,458            991
Hypothecation Loans                                 --            --             --             --
Other Loans                                         --            --             --             --
                                              --------      --------       --------       --------
Total principal amount of past due loans      $  1,524      $  8,601       $ 10,943       $  4,426
Past due loans as a percentage of total
  Principal amount of loans outstanding            1.7%          8.4%           8.0%           3.1%

----------
(1)   Does not include Eastern Resorts' delinquency portfolio.

                                 Eastern Resorts
                              60 Day Past Due Loans
                             (Dollars in thousands)

                                                         As of December 31,
                                                    ------------------------------
                                                    1996         1997         1998
                                                    ----         ----         ----
Principal amount of past due loans                 $  414       $  485       $  537
Past due loans as a percentage of
  total principal amount of loans outstanding         3.2%         3.3%         3.0%

                                  Consolidated
                   Changes in Allowance for Doubtful Accounts
                             (Dollars in thousands)

                                                      Year Ended December 31,
                                             ---------------------------------------------
                                             1995(2)     1996(2)      1997          1998
                                             -------     -------      ----          ----
Allowance for doubtful accounts,
  beginning of year                          $ 1,006     $ 1,800     $ 1,979       $ 2,442
Allowance related to the acquisition of
  Eastern Resorts                                 --          --          --           793
Provision for loan losses                        794         179         925           791
Charges to allowance for doubtful
  accounts                                        --          --        (601)         (424)
Charges applied against specific
  developer holdbacks(1)                          --          --         139           233
                                             -------     -------     -------       -------
Allowance for doubtful accounts,             $ 1,800     $ 1,979     $ 2,442       $ 3,835
  end of year

----------
(1) In accordance with the terms of certain agreements with developers, the Company charges certain bad debts directly against developer holdbacks, rather than against the general allowance for doubtful accounts.
(2) Does not include the Company's allowance for doubtful accounts which had a beginning balance in 1995 of $290,000, provision of loan losses of $602,000 and $0 for 1995 and 1996, respectively, and loan losses of $842,000 and $50,000 for 1995 and 1996, respectively. These amounts pertain to the insurance premium finance business discontinued in 1995.

                                 Eastern Resorts
                   Changes in Allowance for Doubtful Accounts
                             (Dollars in thousands)

                                                  As of December 31,
                                      -----------------------------------------
                                         1996            1997           1998
Allowance for doubtful accounts,
  Beginning of year                   $ 604,454       $ 651,126       $ 731,906
Provision for loan losses               532,701         353,204         673,249
Charges to allowance for doubtful
  Accounts                             (486,029)       (272,424)       (497,075)
                                      ---------       ---------       ---------
Allowance for doubtful accounts,
  End of year                         $ 651,126       $ 731,906       $ 907,470
                                      =========       =========       =========

Client Base

      Historically, the Company has targeted developers of small to midsize resort projects. Since such projects require modest initial financing, the Company believes that no individual loan is critical to the Company's success. As of December 31, 1998, only two developers accounted for more than 10% of the Company's outstanding loan portfolio (ILX, which accounted for 13% and Kosmas Group International, Inc. which accounted for 11%).

                          Resort Development Operations

Overview

      The Company entered the resort development business in August 1998, when, as part of its strategy for diversification and growth, it acquired Eastern Resorts. Eastern Resorts, either on its own or through its predecessor, has been in the resort development business since 1981. It operates six resorts in and around Newport, Rhode Island and one resort in the Berkshire mountains of western Massachusetts. As of December 31, 1998, Eastern Resorts operated resorts containing 325 units, representing 16,838 timeshare intervals, of which 4,135 remained unsold. The Company currently has under development 174 additional units, representing 9,048 intervals. If the KGI Acquisition is completed, the Company would acquire approximately 20,000 unsold intervals in finished units. For the year ended December 31, 1998, the Company sold approximately 1,400 timeshare intervals at an average price of $9,326.

      The Company's resort operations include:

      o     Marketing and selling timeshare intervals in its resorts;

      o Providing financing to consumers who purchase the Company's timeshare intervals;

      o     Managing its resorts on behalf of homeowner associations;

      o     Owning and managing two restaurants at its resorts;

      o     Renting unoccupied timeshare units on an overnight basis; and

      o     Acquiring property and constructing or converting timeshare resorts.

      Newport is one of the principal destination resorts in the northeastern United States. Newport is noteworthy for its jazz and folk music festivals, sailing, the historic summer mansions of leading American families and many other attractions. The Bentley Brook Mountain Club is a major new project at the Jiminy Peak ski resort in the Berkshire mountains of Massachusetts. The Bentley Brook Mountain Club, which has direct access to ski slopes and is a short drive from the summer music festival at Tanglewood, offers a broad range of year-round outdoor activities. According to local visitors bureaus, each year Newport hosts approximately 3.75 million visitors, and Berkshire County hosts approximately
2.25 million visitors.

      The Company's affiliation with RCI allows the Company's customers to exchange their timeshare interval for one in over 3,200 other resorts around the world at any time of the year. According to ARDA, the ability to exchange timeshare intervals through a worldwide network such as RCI is an important factor a customer considers when deciding to purchase a timeshare interval. Each year, a substantial percentage of the Company's owners takes advantage of the exchange opportunity.

      The Company's resorts are designed to furnish customers with a high-quality vacation experience and offer many leisure amenities. The Company's resorts are situated in desirable locations that are accessible by car from Boston and the greater New York City area and other parts of the Northeast region. The Company estimates that more than 11 million households are within driving distance (200 miles) of its properties. The percentage of these households having an annual income in excess of $50,000 exceeds the national average.

Resort Summary

      The following table sets forth certain information regarding each of the Company's resorts at December 31, 1998.

                   Overview of Resorts as of December 31, 1998

                                     Completion    Total Units      Total        Intervals        Intervals
                                        Date                      Intervals         Sold           for Sale
Resorts in Operation

Inn on the Harbor                       1983             58          3,016          2,931             85

Newport Overlook                        1985             19            988            941             47

Inn on Long Wharf                       1985             40          2,080          2,000             80

Bay Voyage Inn                          1988             32          1,664          1,500            164

Newport Onshore                         1985             62          3,162          3,102             60

Long Wharf Resort, Phase I(1)           1996             11            572            515             57

Long Wharf Resort, Phase II(1)          1998             71          3,692          1,092          2,600

Bentley Brook, Phase I(1)               1997             12            624            397            227

Bentley Brook, Phase II(1)              1998             20          1,040            225            815
                                                     ------         ------         ------         ------
Total in Operation                                      325         16,838         12,703          4,135
                                                     ======         ======         ======         ======

Resorts under Development(5)

Bentley Brook, Phase III(2)             2000             46          2,392             --             --

Bentley Brook, Phase IV(2)(3)           2001             72          3,744             --             --

Long Wharf Resort, Phase III(4)         2000             16            832             --             --

Long Wharf Resort, Phase IV(4)          2001             40          2,080             --             --
                                                     ------         ------         ------         ------

Total under Development                                 174          9,048
                                                     ======         ======

----------
(1)   Designated a "Gold Crown Resort" by RCI.
(2) Capable of being constructed without additional permits other than customary building permits.
(3)   Currently under contract for purchase.
(4)   Subject to permit approvals.
(5)   All completion dates are estimates.

Development Process

      The Company continuously seeks to identify potential development projects with the favorable characteristics necessary for a successful timeshare resort. The Company determines the feasibility of a particular site for a potential resort development or conversion through:

o Site Evaluation. The Company looks for sites that are generally within 200 miles of an area with favorable demographic characteristics. Further, the Company seeks sites which it expects to be particularly desirable to potential customers due to either proximity to popular tourist destinations, such as is the case with Newport, or their scenic or natural value, such as a beachfront resort on a particularly attractive stretch of coastline.

o Assessment of Zoning Regulations. The Company explores the zoning and land-use laws applicable to the potential site and the regulatory issues pertaining to licenses and permits for timeshare sales and operations. The Company will contact various governmental entities and submit applications for necessary permits and approvals.

o Governmental Regulation of Timeshare Industry. The Company evaluates the regulation of the sale and marketing of timeshare intervals in the prospective resort location.

      After the Company has determined that a site meets its criteria for development it will prepare a development plan using the Company's standard lodging unit design. The Company also prepares a budget which estimates the cost of developing the resort, including costs of lodging facilities, a sales office, infrastructure and amenities, as well as projected sales, marketing, and general and administrative costs. To the extent practicable the Company will internally finance all development projects. Contracts for the purchase of the site typically provide for additional site review by the Company, including obtaining a survey of the property and a title commitment. The Company may employ local counsel to provide advice regarding pertinent jurisdictional legal issues. If the Company continues to be satisfied with the site after the completion of the site review, the Company will negotiate for the purchase of the property.

      The Company contracts with an outside architectural firm to design, supervise and assist in the construction of new units. Contracts are generally bonded, fixed price and subject to completion guarantees. The Company generally seeks initial completion of the development of a new resort's basic infrastructure and models within one year of construction.

Sales and Marketing

      The Company's marketing activities are intended to attract potential qualified customers to visit and tour a resort or attend a sales presentation in order to sell timeshare intervals.

      Marketing. The Company focuses its marketing activities on potential purchasers of timeshare intervals who live within driving distance of one of the Company's resorts. The Company estimates that the number of households within 200 miles of its New England resorts is approximately 11 million. Marketing to potential customers within driving distance of its resorts stabilizes the Company's marketing costs because the Company does not have to rely on costly gift programs such as subsidized airline tickets and lodging in order to attract potential customers to take a tour.

      To market its resorts to prospective purchasers, the Company has historically contracted with third-party lead generation companies. The Company currently has a marketing contract with Data King Corporation, a company which provides tour generation services. This contract expires on July 31, 2001 and is subject to renewal for an additional three-year term. Data King is compensated based on the number of qualified prospective buyers that it causes to attend sales tours at the Company's resorts. The Company also purchases tours from other providers.

      While approximately 85% of the Company's prospective purchasers in the year ended December 31, 1998 were provided by Data King, the Company is in the process of expanding its own telemarketing capacity. The Company anticipates generating a substantial number of tours as part of its in-house marketing capacity. Also, the Company will continue to expand that portion of its sales force devoted specifically to selling a second timeshare interval to persons in the Company's existing membership base.

      Sales. The Company sells timeshare intervals primarily through its on-site sales forces. Upon arrival for a scheduled tour, the prospect is met by a member of the Company's on-site sales force who conducts a one to two hour tour of the resort. At the conclusion of the tour, the sales representative explains the benefits and costs of owning a timeshare interval at one of the Company's resorts. The presentation also includes a description of the financing alternatives offered by the Company. A verification officer (a non-commissionable employee of Eastern Resorts who reports to the Vice President of Sales) explains the transaction documents and closes the sale. No sale becomes final until a statutory waiting period of up to 10 days has passed.

      At December 31, 1998, the Company employed 55 salespeople. The Company seeks to attract, train and retain a dedicated sales force and provides extensive training to its salespeople. Each sales representative is an employee of the Company and receives some employment benefits.

Resort Management

      Eastern Resorts' management staff and centralized support services monitor the Company's operation and system standards and provide support, training and assistance to each resort. The Company receives a fee of 6% to 10% of budgeted operating expenses to manage its resorts. At each resort, the fee is paid pursuant to a management agreement between the Company and a homeowner's association to which all timeshare interval owners must contribute annual dues. The Company generally controls the homeowner's association until it has sold more than 75% of the total timeshare intervals at a resort, at which time the homeowner's association takes control. The following table summarizes the revenues expected to be generated in 1999 by the Company's management activities.

                              MANAGEMENT CONTRACTS

                                Contract Expiration Date   1999 Operating Budget
                                ------------------------   ---------------------
Long Wharf Resort               December 31, 2001                     $1,488,000
Newport Overlook                December 31, 2001                        368,000
Newport Onshore                 December 31, 2001                      1,224,000
Bay Voyage                      December 31, 2001                        570,000
Inn on Long Wharf               December 31, 2001                        683,000
Inn on the Harbor               December 31, 2001                        955,000
Bentley Brook Mountain Club     December 31, 2002                        448,000
                                                                      ----------
Total Current Contracts                                               $5,736,000
                                                                      ==========

      The Company conducts preventative maintenance at each of its properties and conducts major renovations as the need arises. The Company also has a centralized purchasing system that reduces costs and maximizes its purchasing power. All food and beverages, room furnishings, guest room supplies, linens and cleaning supplies are ordered through national vendors and the requested quantities are delivered to each resort. The Company's resorts operations business also has national accounts for telephone, credit card processing, carpet cleaning and pest control services. By using centralized purchasing, the Company establishes cost standards for all products and services and takes advantage of competitive bidding from national vendors which help to ensure that products are purchased at the lowest cost available.

      A staff of more than 100 individuals uses state-of-the-art multiple property management software to operate all of the Company's sites. The Company has used several computer systems since its inception. The Company uses a MIS system installed in June 1996 to operate its sites.

Central Reservations Services

      The Company's full-time central reservations staff books more than 15,000 reservations per year for both timeshare interval owners and individuals seeking rental accommodations. The reservations staff is on-line with all of the Company's resorts, which allows the reservations staff to provide up-to-the-minute booking information to a potential customer. In addition, reservations can be made through the Company's toll free telephone service.

Rental of Unoccupied Units

      The Company maximizes revenues on its inventory of unused or unsold timeshare intervals by renting unoccupied units as hotel rooms on an overnight basis. The Company offers these unoccupied units through direct consumer sales, travel agents and package vacation wholesalers. In addition to providing the Company with supplemental revenues, the Company's room rental operations provide it with a good source of lead generation for the sale of timeshare intervals. As part of the management services provided by the Company, the Company generally will rent owners' timeshare intervals at their request when the owners are unable to use or exchange their timeshare intervals.

Description of Resorts

      Long Wharf Resort. The administrative offices of Eastern Resorts are located at Long Wharf Resort. This resort has 82 two- and three-bedroom timeshare units across from scenic Newport Harbor. Boat rentals, charters, and a variety of water sports are located close by at the Inn on Long Wharf, another of the Company's resorts. An abundance of waterfront shops, boutiques, restaurants and a children's arcade are within easy walking distance. The Long Wharf Resort combines a superb location with harbor view rooms with classic architecture in a shingle-sided building. It has numerous amenities, including an indoor/outdoor pool, hot tubs and movie room. This resort is also the only timeshare resort in Newport with full kitchen facilities.

      As of December 31, 1998, the resort contained 4,264 timeshare intervals, of which 2,657 intervals remained available for sale. The Company plans to build an additional 56 units (Long Wharf Resort, Phases III and IV), which would yield an additional 2,912 timeshare intervals available for sale. Timeshare intervals at Long Wharf Resort are currently priced from $7,900 to $17,900 per one-week interval. During the year ended December 31, 1998, 839 timeshare intervals were sold. In addition to the ownership of timeshare intervals, the Company owns those units in Long Wharf Resort Phase II where all conference facilities and common area amenities are situated.

      The Bentley Brook Mountain Club. In addition to its Newport base, the Company has developed a major new property at the Jiminy Peak ski resort in Hancock, Massachusetts. A short drive from the summer music festival at Tanglewood and offering a broad range of outdoor activities, the Bentley Brook Mountain Club is an all-year facility. Winter activities include skiing, skating, cross country skiing and a wide variety of seasonal activities. Summer activities include an alpine slide, golf, tennis and other mountain-related activities. There is a 100-room hotel and conference center with two restaurants on site, though independently owned. In addition to the ownership of units and timeshare intervals, the Company owns a resort office unit in the Bentley Brook Mountain Club.

      The Company acquired its first property on the Jiminy Peak Mountain in November 1997, when Eastern Resorts purchased existing timeshare units of the Bentley Brook Mountain Club from the owner of Jiminy Peak. Eastern Resorts also purchased additional land for development and the right to purchase an "option parcel" for future development. In November 1997, Eastern Resorts also entered into an agreement with the owner of Jiminy Peak which provides for certain rights of Eastern Resorts with respect to access to mountain patrons, discounts on available amenities, and shared use of resort personnel.

      As of December 31, 1998, the resort included 32 studio, one-bedroom and two-bedroom units, comprising 1,664 timeshare intervals, of which 1,042 intervals remained available for sale. The Company plans to build an additional 118 units (Bentley Brook, Phases III and IV), which would yield an additional 6,136 timeshare intervals available for sale. Timeshare intervals at the Bentley Brook Mountain Club are currently priced from $4,400 to $14,900 per one-week interval. During the year ended December 31, 1998, 405 timeshare intervals were sold, although the Company spent considerable time in 1998 obtaining necessary licenses and hiring and training a sales staff.

      The Bay Voyage Inn. The Bay Voyage Inn is the last standing wood-frame hotel in Jamestown. The Bay Voyage Inn contains 32 one-bedroom units and a gourmet restaurant. In addition to the ownership of timeshare intervals, the Company owns two common area units at this resort. As of December 31, 1998, the resort contained 46 quarter shares and 1,066 timeshare intervals, of which 164 intervals remained available for sale. Timeshare intervals at the Bay Voyage Inn are currently priced from $6,500 to $10,900 per one-week interval. During the year ended December 31, 1998, 14 timeshare intervals were sold.

      Newport Onshore. Newport Onshore is located in downtown Newport and offers spacious units with working fireplaces. Resort amenities include an indoor and an outdoor pool. Newport Onshore offers 62 one-, two- and three- bedroom units and is located directly on Newport Harbor, with marina facilities on three sides of the property. As of December 31, 1998, the resort contained 3,162 timeshare intervals, of which 60 intervals remained available for sale. Timeshare intervals at the Newport Onshore Resort are currently priced from $6,500 to $12,900 per one-week interval. During the year ended December 31, 1998, 48 timeshare intervals were sold.

      Newport Overlook. Newport Overlook is on Conanicus Island, which is accessible by bridge to the Rhode Island mainland on the west and to Newport on the east. The resort has large two-bedroom units with full kitchens. As of December 31, 1998, the resort had 19 two-bedroom condominium units or 988 timeshare intervals, of which 47 intervals remained available for sale. Timeshare intervals at Newport Overlook Resort are currently priced from $7,400 to $12,900 per one-week interval. During the year ended December 31, 1998, 19 timeshare intervals were sold.

      Inn on Long Wharf. The resort contains 40 one-bedroom units, all of which have harbor views. As of December 31, 1998, the resort contained 2,080 timeshare intervals, of which 80 intervals remained available for sale. Timeshare intervals at Inn on Long Wharf are currently priced from $6,900 to $11,900 per one-week interval. During the year ended December 31, 1998, 48 timeshare intervals were sold.

      Inn on the Harbor. As of December 31, 1998, the resort had 58 one-bedroom units or 3,016 timeshare intervals, of which 85 intervals remained available for sale. Timeshare intervals at Inn on the Harbor are currently priced from $6,300 to $10,900 per one-week interval. During the year ended December 31, 1998, 39 timeshare intervals were sold.

      Restaurants Owned by Eastern Resorts. As an amenity for its resorts in Newport, the Company owns and operates two restaurants.

Exchange Networks

      The Company's affiliation with RCI allows the Company's customers to exchange the use periods associated with their timeshare intervals for one in over 3,200 other resorts around the world in the RCI network at any time of the year. It is estimated that approximately 180,000 RCI owners live within driving distance of one of the Company's resorts. Eastern Resorts has had resorts affiliated with RCI since 1981, and in 1997 approximately 40% (or 5,115) of the Company's membership base took advantage of the opportunity to exchange their timeshare intervals. The Company's affiliation contracts with RCI allow the owners of timeshare intervals at the Company's affiliated resorts to participate in RCI's exchange network for a subscription fee. Pursuant to the terms of these affiliation contracts, the Company agrees to promote RCI's exchange program to the Company's prospective timeshare interval purchasers. Each of the Company's seven resorts is affiliated with RCI and Long Wharf Resort and Bentley Brook are "Gold Crown" resorts, RCI's highest rating. Two others, Newport Onshore and Newport Overlook, were rated "Resorts of International Distinction." In 1997, Eastern Resorts became an RCI "Preferred Customer" with a limited number of other prominent developers throughout the world.

Insurance

      The Company carries comprehensive liability, fire, windstorm and business interruption insurance with respect to its properties and interests in its resorts (i.e., its inventory of unsold timeshare intervals), with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. There are certain types of losses (such as losses arising from flooding) that are either uninsurable or not economically insurable or for which the Company or its borrowers have limited insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could be required to repair damages at its expense, or lose its capital invested in an owned resort or face loan default in the case of a financed resort to the extent that the relevant homeowners' association does not and cannot cover such losses. Any such loss could materially adversely affect the Company's financial condition, results of operations, or liquidity.

                                   Competition

Financing Operations

      The Company's finance business is highly competitive. Most of the Company's lending competitors are much larger than the Company and have significantly more money to lend, including Finova Capital Corp., Textron Financial Corporation, Heller Financial, various banks and others. The Company views its target market as developers of midsize and smaller resorts, in which area it feels that the services it provides to its borrowers make it most competitive. Recently, some of the Company's larger competitors have also targeted this segment, thereby increasing pressures on price and terms.

      The availability of financing for new timeshare projects through capital markets transactions, as well as generous terms offered by other lenders, could result in overbuilding and an oversupply of intervals in the timeshare market. This could lead to declining values or over-saturation for timeshare assets similar to other real estate over-expansions. In addition, the availability of financing at rates and on terms more favorable than those offered by the Company may negatively affect the Company's ability to provide additional financing to certain of its existing customers, as well as its ability to attract new customers. Further, lenders who traditionally did not provide financing to the Company's target customers may be forced to do so as other loans made by such lenders are repaid as a result of financings in the capital markets. These alternative sources of financing expose the Company to more intense competition for new A&D Loans which, among other things, tends to reduce yield and enhance risk.

Resort Development Operations

      The timeshare resort industry remains fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality and entertainment companies, such as Marriott International, The Walt Disney Company, Hilton Hotels, Hyatt Corporation, and Four Seasons Resorts, have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation, Fairfield Communities, Vistana, Ramada Vacation Suites, Silverleaf Resorts and TrendWest Resorts, are, or are subsidiaries of, public companies with enhanced access to capital and other resources. In particular, Marriott International and Silverleaf Resorts develop resorts in the same geographic region as the Company. In the future, competitors may seek to develop, or may increase their development of, resorts in New England.

      While the principal competitors of the Company's resort development business are other developers of timeshare resorts, the Company is also subject to competition from (i) service providers in the commercial lodging business, including condominiums, hotels and motels, (ii) service providers in the leisure business and (iii) to a lesser extent, campgrounds, recreational vehicles, tour packages and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's costs relative to such competitors' costs, could materially adversely affect the Company's financial condition, results of operations, or liquidity.

      Numerous businesses, individuals and other entities compete with the Company in seeking properties for development and acquisition of resorts. Many of these competitors are larger and have greater financial and other resources than the Company. Such competition may result in a higher cost for properties the Company wishes to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts.

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

      Resort Funding and Eastern Resorts are members of the American Resort Developers Association ("ARDA"), the principal trade association representing the segment of the leisure industry that deals with ownership of resort and vacation products. Membership in ARDA entitles Resort Funding and Eastern Resorts to various benefits and services, including advertising in ARDA publications and exhibiting at trade shows. ARDA has adopted a Code of Standards and Ethics, which sets forth standards of conduct and ethics to which Resort Funding and Eastern Resorts are subject.

                                    Employees

      As of December 31, 1998, the Company had approximately 285 employees. All of the Company's timeshare sales agents are employees, most of whom are paid on a 100% commission basis, with certain health and other benefits. Most of the Company's management level employees are also compensated in part through incentive-based compensation. The Company believes that its employee relations are good. None of the Company's employees is represented by a labor union. All the full-time employees of the Company who have at least 12 months of service are awarded stock options in the Company. The Company believes that all employees should participate in equity ownership.

                                    Property

      Eastern Resorts was the original developer of three of its resorts. It acquired the land on which these resorts were built, developed the resorts, and then, as the condominium declarant, filed the appropriate documentation to make such resorts into condominiums. Finally, Eastern Resorts marketed and sold and continues to sell timeshare intervals at these resorts at which time it no longer owned the land underlying these resorts. With respect to the resorts it did not originally develop, Eastern Resorts purchased the right to manage, market and sell timeshare intervals from the condominium declarant but did not purchase the land underlying these resorts.

      The Company owns common area units at its Long Wharf Resort and the Bentley Brook Mountain Club facilities. It also owns a warehouse facility/rental property and Eastern Resorts' corporate offices, all of which are located in Newport, Rhode Island. The Company rents offices in Syracuse, New York, and it will also rent additional space in Greenwich, Connecticut once Mr. Breeden's employment contract goes into effect.

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

      On March 29, 1996, subsequent to the closing of the transactions contemplated by the Exchange Agreement, BFG, along with its affiliate Bennett Management & Development Corp. ("BMDC"), also a principal stockholder of the Company, filed voluntary petitions (the "Petitions") for reorganization (Case Nos. 96-61376 and 96-61379, respectively) (the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court").

      On April 18, 1996, the U.S. Department of Justice appointed, and the Bankruptcy Court approved, Richard C. Breeden as trustee in bankruptcy (the "Trustee") for BFG and BMDC, as well as for certain other related debtors (collectively, the "Estate"). Mr. Breeden was subsequently appointed Trustee of Aloha Capital Corporation ("ACC"), The Processing Center ("TPC") and certain other affiliates of BFG. Mr. Breeden served as Chairman of the United States Securities and Exchange Commission (the "SEC") from 1989 to 1993, following several years' service in the White House and as a lawyer in private practice. Mr. Breeden was the chairman of the worldwide financial services industry practice of the accounting firm of Coopers & Lybrand from 1993 to September 1996, when he resigned to establish Richard C. Breeden & Co. in Greenwich, Connecticut, a firm specializing in aiding troubled companies and consulting on global capital markets.

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

      On June 26, 1997, a federal grand jury issued a 43-count indictment against Patrick Bennett, his brother Michael, and two associates on charges ranging from conspiracy to obstruction of justice. On March 2, 1999, a federal jury found Patrick Bennett guilty of seven counts of conspiracy, perjury and obstruction of justice after a 13-week trial. The jury failed to reach a verdict on the remaining counts. Federal prosecutors have indicated that they will retry Patrick Bennett on those counts. Michael Bennett is awaiting trial.

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

Risk Factors

         Bankruptcy of Affiliated Companies; Relationship to Bankruptcy.

      BFG and BMDC, both affiliates of the Company, have filed Petitions in the Bankruptcy Court. The bankruptcy filings were precipitated when the SEC filed a civil complaint against BFG, BMDC and certain affiliates, and criminal complaints were filed and indictments issued against certain members of prior management. After his appointment in April 1996, the Trustee filed numerous lawsuits against participants in the alleged frauds as well as certain lawyers, accountants, insurance companies and others who allegedly aided or assisted BFG's management in such fraudulent conduct. Creditors also commenced class actions and other lawsuits seeking private damages and other relief. These legal proceedings claimed that from 1990 until 1996, BFG, BMDC and certain affiliates engaged in a pyramid-style fraudulent scheme in which they sold substantial volumes of securities supposedly collateralized by leases of office equipment, which leases either were fictitious or had previously been pledged or sold to others.

      The Trustee's investigations have never implicated the Company or any of its subsidiaries in the alleged fraudulent schemes. Similarly, the Trustee has not filed any legal actions against the Company. Nonetheless, certain creditors' lawsuits claimed that the Company and Resort Funding participated in the alleged fraud and the Company and Resort Funding were named as defendants in several federal and state class actions. The federal class actions were subsequently consolidated (the "Consolidated Class Actions") in the United States District Court for the Southern District of New York (the "District Court"). In October 1998, the Trustee and counsel for the plaintiffs in the Consolidated Class Actions signed a Memorandum of Understanding (the "MOU") to settle certain major litigation between the Estate and an insurance carrier for its leases. The MOU requires approval of both the District Court and the Bankruptcy Court, as well as satisfaction of certain other conditions. The Company has not participated in negotiations concerning the MOU, and is not a party to the MOU. The parties to the MOU have signed a settlement agreement which has been submitted for the approval of the Bankruptcy Court and of the District Court. Among other things, the settlement agreement is contingent on the Company releasing one of the parties to the settlement agreement. If approved, the settlement agreement would provide for the Company's final dismissal from the Consolidated Class Actions. While the resolution of the Consolidated Class Actions may ultimately bar the related state actions, these state actions remain pending. The Company knows of no other material litigation involving the alleged fraud described above that names Resort Funding or Equivest as a defendant.

      In November 1997, the Company repaid approximately $25 million of debt to the Estate through the issuance of 4,645,596 shares of Common Stock to the Estate. In September 1998, the Bankruptcy Court authorized the Trustee to exchange its remaining indebtedness of $361,000 to the Estate for 67,113 additional shares of Common Stock. No party in interest in the bankruptcy has sought to set aside the sale of Resort Funding to the Company or to consolidate any of its assets in the proceeding, and the Company does not believe that any such action, if raised, would be successful. The Company therefore believes that its future should not be influenced by BFG's affairs, although the bankruptcy proceedings are continuing and there can be no assurance that claims will not be made in the future involving the Company.

      At December 31, 1998, the Trustee beneficially owned approximately 82% of the Company's outstanding shares of voting stock on behalf of the consolidated Bennett estate, and holds approximately 86% of the voting rights in the Company.

      The Company utilizes certain of its affiliates, including BFG and TPC, for certain administrative requirements, including some aspects of the Company's consumer receivable servicing. There can be no assurance that the services currently available from the bankrupt entities will continue to be available in the future on the same terms, or at all.

      In response to a request from the Committee of Unsecured Creditors of the bankrupt Bennett entities (the "Creditors' Committee"), the Trustee has agreed that the shares of the Company owned by the bankrupt Bennett entities will not be voted without consultation with the Creditors' Committee and Bankruptcy Court approval. It is unclear whether the Creditors' Committee or the Office of the U.S. Trustee will make additional requests concerning the corporate governance of the Company and what, if any, impact such suggestions (whether or not acted upon) may have upon the Company's performance.

           Market for the Company's Common Stock and Preferred Stock.

      The Company was delisted from the National Association of Securities Dealers Automated Quotation System ("NASDAQ Stock Market") in February, 1996. The Company's application for relisting on the NASDAQ Stock Market was approved and the Company's common stock resumed trading on the NASDAQ Stock Market on February 24, 1998 under the symbol "EQUI." As of December 31, 1998, the Estate beneficially owned approximately 82.1% of the Common Stock and 10,000 shares of Series 2 Class A Redeemable Preferred Stock, which represents approximately 85.7% of the voting rights. On December 31, 1998, the Company filed a Form S-1 Registration Statement covering a proposed sale of all of the shares of Common Stock held by the Estate (the "Offering"). The Estate has already received approval from the Bankruptcy Court to sell all of its Common Stock in Equivest in the Offering. If the Offering is completed successfully, the Estate ownership interest in the Company will be eliminated.

          The Trustee intends to sell all of the Common Stock in the Offering, and to sell all the Preferred Stock to the Company at the conclusion of the Offering. However, it is possible that less than all of such capital stock will be sold, in which case the Estate would continue to be a stockholder and would likely seek other means to liquidate its holdings in the Company. Bankruptcy Court approval would be required for a partial sale. The sale of a large block of Common Stock, or the expectation that such a sale might occur, could materially adversely affect the share price of the Common Stock. The amount of Common Stock available for trading, as well as trading volume, is currently small, while spreads between high and low closing prices are large.

                           Indebtedness of the Company

      Short-Term Indebtedness. In August 1998, the Company entered into two loans with Credit Suisse First Boston Mortgage Capital LLC ("CSFBMC") in connection with the acquisition of Eastern Resorts. These loans included a $12.1 million bridge loan (the "Bridge Loan"), of which $3.5 million was outstanding at

December 31, 1998. The second loan was a $9.7 million loan (the "Long Wharf Resort Loan"), of which $8.5 million was outstanding at December 31, 1998. CSFBMC is an affiliate of Credit Suisse First Boston Corporation, which is a co-lead underwriter for the Offering. The loans are secured by certain assets of the Company and the maturity dates were extended to June 11, 1999. Upon the closing of the pending KGI Acquisition, the Long Wharf Resort Loan is expected to be consolidated with the Company's 1997 Credit Facility.

      1997 Credit Facility. In November 1997, the Company entered into a credit facility (the "1997 Credit Facility") with CSFBMC, which provided up to $75.0 million to finance Purchased Receivables and to make Hypothecation Loans (the "Consumer Receivables Line") and $30.0 million to fund A&D Loans (the "A&D Line"). The 1997 Credit Facility is secured by certain of the Company's assets. At December 31, 1998, $54.2 million was outstanding under the Consumer Receivables Line and $18.3 million under the A&D Line. The Company may borrow under both lines, subject to continuing compliance with loan terms, until November 1999. All unpaid amounts under both lines are due and payable in November 2000. The Company is planning to replace this credit facility.

      Other Indebtedness. The Company also had $45.5 million of other indebtedness at December 31, 1998. At such date, approximately $23.3 million of such indebtedness consisted of non-callable loans with low interest rates ranging from 0.5% to 4.0%. The average weighted rate of interest under such loans at December 31, 1998 was 2.0%.

                                    Leverage

      At December 31, 1998, the Company's debt to equity ratio was 2.5:1. Management seeks to maintain levels of leverage that are generally lower than many specialty finance companies, thereby reducing earnings per share compared with companies that operate at higher leverage rates. Although the Company intends to operate on lower average leverage than may be typical among specialty finance companies, the Company nonetheless has high overall levels of debt and substantially all of the Company's assets have been pledged as collateral on its loans. The Company is seeking to replace the 1997 Credit Facility and to obtain additional financing to support its current operations and planned growth. The level of indebtedness could have important consequences to investors including:

      o increasing the Company's vulnerability to general adverse economic or industry conditions;

      o limiting its ability to obtain additional financing to fund future lending, resort acquisition and development and general corporate requirements; and

      o requiring it to dedicate a substantial portion of its cash flow from operations to the payment of indebtedness, thereby reducing operating flexibility and opportunities for growth.

                       Additional Financing Requirements.

      The Company requires continuous financing to conduct its finance and resort acquisition and development businesses. Resort Funding needs sources of liquidity to make new loans to Eastern Resorts and other borrowers, and to purchase additional Consumer Loans. To meet its capital needs, the Company plans to expand its equity base through the Offering and earnings and to increase its borrowing availability under warehouse lines like the 1997 Credit Facility. Currently, substantially all of the Company's assets are pledged as collateral for existing loans. In addition, the Company is exploring the possibility of entering into securitization transactions in which it either sells or borrows against the collateral in its loan portfolio, and issuing other debt securities in the capital markets as operations and market conditions permit.

      In recent periods, some specialty lenders have been unable to obtain additional financing from their customary or other sources, including from warehouse lenders and through securitization transactions. Some lenders have found it necessary to file for protection under bankruptcy laws. In times of credit constriction, the Company may find it harder to borrow money and may have to pay more for any loans than do larger borrowers.

      Since Resort Funding is a major lender to Eastern Resorts, limitations on the availability of financing to Resort Funding could limit the ability of Eastern Resorts to expand in the future if reasonable alternative sources of financing are unavailable. In the future, the Company may not be able to obtain financing or raise capital on terms satisfactory to us or at all. To the extent the Company cannot raise additional funds, lack of liquidity could materially and adversely affect its financial condition and results of operations.

      At December 31, 1998, $5.7 million was available for acquisition and development lending and $18.3 million was the balance of funds used under the facility. At December 31, 1998, $17.2 million was available under the consumer receivables portion of the CSFB Facility, and $54.2 million was the balance of funds used under that facility. The consumer receivables portion of the CSFB Facility is over-collateralized by approximately $20.3 million.

                              Customer Borrowings.

      Credit and Concentration Risks. The Company's borrowers may repay late or not pay back their loans. The risk of delinquency and default, and of consequent loss to the Company, increases during economic downturns. Certain A&D Loans are much larger than individual Consumer Loans that make up the Consumer Financing portfolio and are made to considerably fewer borrowers. Further, these loans normally are riskier than Consumer Loans because the resorts which serve as collateral may not be completed on time, within budget, or at all, and the projected sales of timeshare intervals from which the A&D Loan is repaid may not occur as projected or at all. Even if the Company is able to obtain ownership of a resort from a defaulting developer, in most circumstances the property can only be sold as a timeshare resort due to developer sales of the resort prior to default. Thus, the number of potential buyers for the project may be limited to companies capable of completing timeshare sales at the resort, and in some cases that is not feasible. Since January 1, 1996 two A&D Loans have become the subject of legal proceedings by the Company to seek to foreclose on outstanding mortgages. One such loan of approximately $6.7 million was repaid in full from the proceeds of a sale to a new purchaser. The second loan, involving approximately $3.5 million, is the subject of pending litigation.

      The Company believes that its Consumer Financing portfolio is less risky than the A&D Loan portfolio. In addition to the obligation of the consumer purchasers of the timeshare interval, Purchased Receivables and Hypothecation Loans are backed by an obligation of the developer to replace any non-performing loan with a new performing loan. In addition, for Purchased Receivables the Company holds back from each developer a reserve against which non-performing loans can be applied, and for Hypothecation Loans the Company maintains a mandatory overcollateralization for the same purpose. Thus, while the Consumer Financing portfolio experiences more frequent defaults than the A&D Loan portfolio, the Company believes that its aggregate exposure after reserves is lower, and the Company has the credit of the developer to supplement that of the consumer and the reserve.

      The Company adheres to underwriting criteria in evaluating a developer and the particular project's viability, and performs credit checks on consumers. Consumer defaults occur regularly, particularly in the early months of a note. Though historically this has happened only rarely, developers are sometimes unable to repay or repurchase non-performing Consumer Loans. While the borrowers promise to make payments under their notes regardless of any defect in, damage to, or change in condition of the resort property, the existence of problems in these areas is likely to adversely affect the time, cost and amount of collections.

      At December 31, 1998, the Company had total reserves, including over collateralization on the Hypothecation Loans, for its loan portfolio equal to 16.0% of total loans. This included developer hold-backs and other loan specific reserves of 13.7% of total loans, and a general allowance for doubtful receivables equal to 2.3% of total loans. The Company evaluates the adequacy of the allowance on a quarterly basis and adds to the allowance by charging the amount of the projected loss as an expense. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against its allowance for doubtful receivables. As with other lenders, there is a risk that reserves may not be sufficient to absorb credit losses, which may be substantial during a recession or economic slowdown, with attendant adverse effects on the Company's financial condition, results of operation and liquidity.

      Interest Rate and Duration Risks. The Company derives its finance operations' revenues from interest and fees on loans and consumer receivables. The Company principally borrows from the sources described above to fund additional loans and purchase additional Consumer Loans.

      At December 31, 1998, the Company owned A&D Loans in the principal amount of $33.4 million, with a weighted average variable interest rate of 11.7%. At that date, the Company owned Purchased Receivables in a carrying amount of $95.3 million, with a weighted average interest rate of 13.2% and a weighted average life to maturity of 5.1 years, Hypothecation Loans of $11.9 million, with a weighted average variable rate of 9.9% and a weighted average life to maturity of approximately 3.4 years and Consumer Loans of $18.0 million, with a weighted average interest rate of 16.5% and a weighted average life to maturity of 6.0 years. At December 31, 1998, these loans were financed principally with borrowings under the 1997 Credit Facility. The A&D Line has a variable rate of LIBOR plus 2.9%, and the Consumer Receivables Line has a variable rate of LIBOR plus 1.9%. At December 31, 1998, the rate under the A&D Line was 7.98%, and the rate under the Consumer Receivables Line was 6.98%.

      Historically, the Company has derived net interest income from its financing activities because the interest rates that it charges to borrowers have exceeded the interest rates the Company pays to its lenders. The Company typically borrows at variable interest rates. Accordingly, if the Company lends at fixed rates or at variable rates that do not increase as rapidly as the rates on its own borrowings, an increase in interest rates could reduce or eliminate the spread which the Company earns on its A&D Loan portfolio and its Consumer Financing portfolio. Moreover, an increase in interest rates generally would decrease the value of assets with interest rates that do not rise commensurately. The Company does not currently hedge its interest rate risks.

      If interest rates were to decrease generally on loans available to customers or the purchasers of timeshare intervals, borrowers could prepay their loans and reduce the Company's interest revenues. The Company generally seeks protection from prepayment risk on loans (other than Consumer Loans) by making loans that are not prepayable in some circumstances and requiring prepayment fees in certain other circumstances.

      The Company typically makes loans and acquires Purchased Receivables with borrowings whose maturities do not match those of the related Consumer Loans, and which generally mature earlier than the related Consumer Loans. As a result, the Company must ordinarily refinance its borrowings. As noted above, all amounts under the 1997 Credit Facility are due in November 2000. The average maturity of the Company's portfolio holdings extends well beyond those dates and the rate of repayment on A&D Loans by developers is variable based on the volume of sales in such projects. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of existing funding commitments upon their expiration. While the Company has been successful in obtaining financing to date, it may not be able to do so in the future.

          Development, Construction and Property Acquisition Activities

      Risks of Expansion Strategy. The Company intends to continue the expansion of its existing resorts and to acquire selectively, convert and develop other resorts. Acquiring, converting and developing resorts places substantial demands on the Company's liquidity and capital resources, as well as on its personnel and administrative capabilities. Construction costs or delays at a property may exceed original estimates, possibly making the expansion or development uneconomical or unprofitable. Further, sales of timeshare intervals at a newly completed property may not be sufficient to make the property profitable. In addition, the Company may expand into new geographic areas in which it has no operating history. The Company may not be successful in such locations or, if it is successful, it may require more time or a greater investment in research, marketing and personnel before the Company becomes successful in such locations. The Company does not presently have the financing available to complete all of its planned expansion.

      Regulatory and Environmental Risks. In addition, the Company's development and construction activities, as well as its ownership and management of real estate, are subject to comprehensive federal, state and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, and land development, land use, building design and construction, marketing and sales, and other matters. Such laws, as well as any difficulties in obtaining the requisite licenses, permits, allocations, authorizations and other entitlements pursuant to such laws, could impact the development, completion, and sale of the Company's projects.

      Third-Party Contractors. While the Company's construction activities typically are performed by third-party contractors whose performance the Company cannot assure, construction claims may be asserted against the Company for construction defects. These claims may give rise to liabilities. Certain state and local laws may impose liability on property developers with respect to construction defects or repairs made by future owners of such property.

                               Real Estate Risks.

      The Company's business depends in part on the value and operating characteristics of real property investments. Real estate values are often uncertain and tend to fluctuate. Desirability of real estate is affected by numerous and mostly variable factors, including government policies, general economic conditions, property condition, location, neighborhood quality, and alternative properties available to consumers. If the Company's resorts or those of the developers it finances are not attractive to consumers, timeshare interval sales will decline. There will also not be as many receivables to finance and the Company may not be able to collect on the loans it has made.

      Real estate investments are relatively illiquid. Such illiquidity will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic conditions. If developers default on their loans and the Company acquires the collateral properties, the Company may not be able to sell the properties at prices acceptable to it or at all.

      The Company carries comprehensive liability, fire, windstorm and business interruption insurance with respect to its properties and interests in its resorts (i.e., the inventory of unsold timeshare intervals), with policy specifications, insured limits and deductibles customarily carried for similar properties which management believes are adequate. There are certain types of losses (such as losses arising from flooding) that are either uninsurable or not economically insurable or for which borrowers have limited insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could be required to repair damages at its expense, or lose capital invested in an owned resort or face loan default in the case of a financed resort to the extent that the relevant homeowners' association does not and cannot cover such losses. Any such loss could materially adversely affect the Company's financial condition, results of operations, or liquidity.

                      Vulnerability to Regional Conditions.

      As of December 31, 1998, all of the Company's resorts were located in Massachusetts and Rhode Island. The Company's performance and the value of its properties will be affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and the local regulatory climate. The Company's current geographic concentration could make it more susceptible to adverse events or conditions which affect this region in particular. In February 1999, the Company agreed to acquire six additional resorts in Maryland, Florida, Louisiana and the U.S. Virgin Islands, and one development site in Washington, D.C. This transaction has not yet been completed.

                          Resort Management Contracts.

      The Company receives a fee of 6% to 10% of a resort's budgeted operating expenses to manage such resort. The fee is paid by a homeowners' association to which all timeshare interval owners must contribute annual dues. The management contracts for five of the Company's existing resorts run through December 31, 2001 and have automatic one-year extensions unless terminated upon six months notice of the contract expiration date. The contracts for the other two resorts expire in 2001 and 2002, but are expected to be extended beyond those dates as long as the Company continues to control the association board for each resort. While the Company believes it will be able to extend the terms of existing management contracts, it does not presently have agreements with any of these associations to do so. If these associations do not renew their agreements, the Company would lose a valuable source of revenue upon expiration of the existing agreements.

                 Impact of Timeshare Interval Exchange Networks.

      Timeshare interval exchange networks greatly enhance the attractiveness of timeshare intervals by allowing owners to exchange in a particular year the occupancy right in their timeshare interval for an occupancy right in another participating network resort. If such exchange networks cease to function effectively, or if the Company's resorts do not continue to qualify for affiliation with exchange networks, sales of timeshare intervals may be reduced, and that could materially adversely affect the Company's financial position, results of operations or liquidity.

     Potential Future Development of Resale Market for Timeshare Intervals.

      Based on the Company's experience at its existing resorts, the Company believes that the market for resale of timeshare intervals by the owners of such intervals is very limited and that resale prices are substantially below their original purchase price. Attempts by buyers to resell their timeshare intervals may compete with the Company's sales of timeshare intervals. While timeshare interval resale clearing houses or brokers do not currently have a material impact on the Company's business, if the secondary market for timeshare intervals were to become better organized and more liquid, the availability of resale intervals at lower prices could adversely affect the Company's prices and number of sales of new timeshare intervals.

                          Dependence on Outside Vendors

      The Company's sale of timeshare intervals is dependent upon its ability to generate prospects to tour its resort projects. Presently, approximately 85% of the sales prospects touring the Company's resorts are purchased through outside vendors and, of those, substantially all were purchased from Data King Corporation. Although the Company is expanding its own in-house tour generation capabilities, and adding additional vendors, there are no guarantees that such efforts will be successful. There are also no guarantees that outside vendors will continue to meet the Company's marketing demands.

                       Concentration in Timeshare Industry

      Because the Company's operations currently are conducted solely within the timeshare industry, any adverse changes affecting the timeshare industry, such as an oversupply of timeshare units, a reduction in demand for timeshare units, changes in travel and vacation patterns, a decrease in popularity with consumers of any of the resorts owned or financed by the Company, changes in governmental regulations or taxation of the timeshare industry, as well as negative publicity about the timeshare industry, could adversely affect the Company's financial condition, results of operations, or liquidity.

                    Impact of Recession or Economic Slowdown

      Periods of recession or economic slowdown increase the risks associated with the Company's business. During such periods, the demand for vacation real estate and real estate values typically decline, timeshare development slows or ceases, loan demand lessens, and loan delinquencies and defaults rise. The Company's timeshare development operations could suffer losses if it experiences a decrease in sales of timeshare intervals or if the Company is forced to sell its timeshare intervals at lower prices. While the Company believes that its reserve for loan losses is currently adequate, it may not be sufficient during an economic downturn.

                Seasonality and Variability of Quarterly Results

      Eastern Resorts experiences significant fluctuations in its quarterly results due to seasonal variations in rental income. During the spring and summer months of the second and third quarters, revenues from renting unoccupied timeshare units on a transient basis increase significantly. Seasonal variation is also influenced by the concentration of the Company's resorts in Newport, Rhode Island, which is a popular destination primarily during the summer months. The Company expects the seasonality of results of operations to lessen following the expansion of the Bentley Brook Mountain Club resort, which will attract visitors, and thus increase transient rental income, throughout the ski season. In addition, sales of timeshare intervals have generally been lower in the months of December and January. The Company's cash flow and earnings may be impacted by the timing of development and the completion of future resorts, as well as the potential effect of severe weather or other seasonal conditions in the regions where it operates, all of which may cause significant variations in quarterly results.

                         Integration of Eastern Resorts

      Through December 31, 1998, the operations of Eastern Resorts have been comparable to the Company's expectations and there have been no significant integration issues. Nonetheless, as the Company's operations develop and expand, it will require additional management and employees and will need to implement enhanced operational and financial systems. The Company may not be able to successfully hire, retain, integrate and use management and employees and implement and maintain such operational and financial systems. Failure to do so could materially adversely affect the Company's financial condition, results of operations or liquidity.

      The Company's entrance into the timeshare development business through the acquisition of Eastern Resorts occurred recently and the Company may not realize the benefits it expected to achieve from the consolidation of Resort Funding and Eastern Resorts at the expected levels or within the anticipated time periods. Moreover, such acquisition may cause some of the

Company's third-party developer clients to be reluctant to deal with an enterprise they view as a competitor, though no loss of such clients has occurred to date.

                 Dependence on Senior Management and Directors.

      Senior Management and Directors. The Company's success depends upon the continued contributions of its board of directors and the respective management teams of Resort Funding and Eastern Resorts. Operations are directed by a small senior management team led by the Company's Chief Executive Officer. Mr. Breeden serves concurrently as the Trustee of the Bennett Estate.

      Mr. Breeden, in his capacity as Chairman of the Board, Chief Executive Officer and President of Equivest, currently has no employment contract and receives no compensation. As Trustee, Mr. Breeden serves solely as a representative of the Estate and his principal duty is to the creditors of the Estate. All of the shares of stock owned by the Estate are expected to be sold in the Offering, after which time Mr. Breeden expects to continue serving in his current capacity pursuant to a proposed three-year employment agreement. Mr. Breeden expects that he will serve concurrently as Trustee of the Estate pending the consummation of the Estate's plan of reorganization. Resort Funding's President, Thomas J. Hamel, has directed Resort Funding's timeshare operations since 1991, developing an extensive network of clients. Mr. Hamel has a three-year employment contract with Resort Funding, with successive one-year renewal terms. R. Perry Harris is the President of Eastern Resorts. He has been with Eastern Resorts and its predecessors for 17 years, and the other four key officers have been with Eastern Resorts and its predecessors for an average of 11 years. Mr. Harris has entered into a five-year employment agreement with Eastern Resorts. Mr. Harris' expertise and experience in the development of timeshare resorts are extremely important to the Company. The loss of the services of any one of these individuals, or of any of the Company's officers, could materially and adversely affect the Company's business.

      Dual Role of Trustee as Chairman and CEO of Equivest. The Trustee agreed that, for so long as the Estate continued to own any of the Company's stock, the Trustee would not vote such shares or exercise any other rights with regard to such shares without consultation with the Creditors' Committee and obtaining approval of the Bankruptcy Court. The Estate currently intends to sell all of its Common Stock in the Company in the Offering, and if it is successful in doing so, the Estate would not own any shares in the Company and thus should have no right to influence the Company's management directly. If less than all of the Estate's shares are sold in the Offering, the Estate would continue to hold an interest in the Company. In that event, the Trustee would continue to have to consult with the Creditors' Committee and obtain approval of the Bankruptcy Court prior to voting the shares of the Estate. In such cases, Mr. Breeden, as Director, would recuse himself from matters, if any, in which the interest of the Estate and the Company diverge, as he has done in the past.

      The bankruptcy proceedings involving the Estate will continue through 1999 and to a lesser extent in future years. Mr. Breeden does not expect that his responsibilities as Trustee will interfere with his duties at the Company. He will, however, be called upon from time to time to devote attention and energies to the ongoing bankruptcy proceedings, which could distract him from important activities of the Company for temporary periods.

                                   Regulation.

      The Company's finance operations are subject to regulation by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions including, among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosure to customers, setting collection, repossession and claims-handling procedures, sales and marketing practices regarding timeshare intervals and other trade practices. The Company's timeshare resort development operations are subject to extensive regulation by the states and jurisdictions in which its resorts are located and in which timeshare intervals are marketed and sold. Federal laws also govern various aspects of credit, disclosure, telemarketing, advertising, environmental matters, civil rights, and the rights of the disabled, among others. State laws may also govern such matters and provide additional consumer protections, such as fire and life safety requirements and regulations governing service of food and alcohol, as well as mandatory filings, disclosures, and contract terms. Although the Company believes that it is in compliance in all material respects with applicable federal, state and local laws, rules and regulations, more restrictive laws, rules and regulations could be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to conduct its business as it is currently conducted or otherwise adversely affect the Company's financial condition, results of operations, or liquidity.

                           Environmental Liabilities.

      Various federal, state or local environmental laws may make a current or previous owner or operator of real property liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos, located on or emanating from such property. Those laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In some states, contamination of a property may give rise to a lien on the property to assure the costs of cleanup. In some states, this lien has priority over the lien of an existing mortgage. Additionally, third parties may seek recovery from owners or operators of real properties for personal injury, property damage, or other claims associated with exposure to or impact from hazardous substances. The presence of hazardous or toxic substances also may adversely affect any owner's ability to refinance property or to sell the property to a third party.

      All of the Company's properties have been subject to recent non-invasive environmental site assessments in general conformance with American Society for Testing and Materials standards. These assessments were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, and the preparation of a written report.

      Certain of the environmental site assessments identified recognized environmental conditions at some of the Company's properties. These conditions include historic uses of the property such as manufacturing or automotive related facilities. Certain of the Company's resorts in the Long Wharf area of Newport, Rhode Island have been constructed on sites which have been placed on the Comprehensive Environmental Response Computation and Liability Information System ("CERCLIS") and listed as a "State Site" due to the presence of lead in this area. The source of the lead contaminated soil is not known but is suspected to be fill dating back many years or possibly other prior uses. As part of its development of the Long Wharf Resort, Eastern Resorts entered into an agreement with the Department of Environmental Management of Rhode Island ("DEM") to remediate voluntarily lead contamination in exchange for a release of liability for the cleanup. After Eastern Resorts successfully completed a remediation project, DEM issued a letter on March 26, 1998 declaring the site in compliance with respect to this agreement. The Company believes that applicable remediation requirements have been or are being fulfilled.

      The environmental site assessments have not revealed any recognized ongoing environmental liability that the Company believes would have a materially adverse effect on its financial condition, results of operations, or liquidity. There can be no assurance, however, that all environmental conditions and risks have been identified in these environmental assessments and that the Company is aware of all existing material environmental liabilities. Moreover, it is possible that (i) future laws, ordinances or regulations could impose material environmental liabilities; or (ii) the current environmental condition of the Company's resort properties could be adversely affected by third parties, or by the condition of land or operations in the vicinity of the resort properties.

      Real property pledged as security may be subject to unforeseen environmental liabilities. Such environmental liabilities may give rise to (i) a diminution in value of the property, (ii) the borrower's inability to repay its obligations, (iii) limitations on the ability to foreclose against such property, or (iv) liability for cleanup costs or other remedial actions which could be material.

                           Preferred Stock Dividends.

      As of December 31, 1998 the Company had cumulative undeclared and unpaid dividends on its preferred stock of $300,000. No Common Stock dividends can be paid until all preferred stock dividends are paid. On January 6, 1998, the Company issued a redemption notice with regard to its Series 1 Class A 12.5% Preferred Stock, which stock was mandatorily redeemable commencing during the year ended December 31, 1997. The redemption date for the preferred stock was February 13, 1998, and the Company paid all accrued but unpaid dividends upon redemption of the preferred shares.

                                  Competition.

      Financing Operations. The Company's finance business is highly competitive. Most of the Company's competitors are much larger and have significantly more money to lend, including Finova Capital Corp., Textron Financial Corporation, Heller Financial, various banks and others. The Company views its target market as developers of midsize and smaller resorts. Recently, some of the Company's larger competitors have also targeted this segment, thereby increasing pressures on price and terms.

      The availability of financing for new timeshare projects through capital markets transactions, as well as generous terms offered by other lenders, could result in overbuilding and an oversupply of intervals in the timeshare market. This could lead to declining values or over-saturation for timeshare assets similar to other real estate over-expansions. In addition, the availability of financing at rates and on terms more favorable than those the Company offers may negatively affect its ability to provide additional financing to certain of its existing customers, as well as its ability to attract new customers. Further, lenders who traditionally did not provide financing to the Company's target customers may be forced to do so as other loans made by such lenders are repaid as a result of financings in the capital markets. These alternative sources of financing expose the Company to more intense competition for new A&D Loans which, among other things, tends to reduce yield and enhance risk.

      Resort Development Operations. The timeshare resort industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality and entertainment companies, such as Marriott International, The Walt Disney Company, Hilton Hotels, Hyatt Corporation, and Four Seasons Resorts, have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation, Fairfield Communities, Vistana, Ramada Vacation Suites, Silverleaf Resorts and TrendWest Resorts, are, or are subsidiaries of, public companies with enhanced access to capital and other resources. In particular, Marriott International and Silverleaf Resorts develop resorts in the same geographic region as the Company. In the future, competitors may seek to develop, or may increase their development of, resorts in New England.

      While the principal competitors of the Company's resort development business are other developers of timeshare resorts, the Company is also subject to competition from (i) service providers in the commercial lodging business, including condominiums, hotels and motels, (ii) service providers in the leisure business and (iii) to a lesser extent, from campgrounds, recreational vehicles, tour packages and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's costs relative to such competitors' costs, could materially adversely affect the Company's financial condition, results of operations, or liquidity.

      Numerous businesses, individuals and other entities compete with the Company in seeking properties for development and acquisition of resorts. Many of these competitors are larger and have greater financial and other resources than the Company has. Such competition may result in a higher cost for properties the Company may wish to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts.

               Concentration of Acquisition and Development Loans.

      There is substantial concentration of Resort Funding's acquisition and development loan portfolio in a small number of borrowers. A default by any of these developers could materially affect Resort Funding's performance. Given the relatively small number of companies that fit the lending profile of Resort Funding, concentrations of portfolio loans to single borrowers can be expected to be high in at least some instances.

                 Dependence on Computer System of Related Party.

The computer software and hardware platform for the Company's loan servicing program is owned by the Estate. The Company expects to have the opportunity to purchase all necessary equipment and software from the Estate when the Estate no longer has use for it. However, there is no assurance that the Estate will continue to make the servicing platform available, or that the Company will be able to acquire the servicing platform from the Estate. The Company previously used unaffiliated third parties on occasion to perform its loan servicing and believes that it will be able, if necessary, to make arrangements with a third party to perform such services in the future. Use of third-party arrangements are likely to involve increased costs. In any event, the Company expects to incur increased costs to build a new data processing system to replace the existing system.

                       Servicing and Year 2000 Compliance

      The Company is heavily dependent on computer systems for its loan servicing activities, among other things. The software and embedded microchips in certain computer systems identify dates only by the last two digits of a year. For example, 1999 would be coded as "99," 1998 as "98" and so on. The Year 2000 problem arises from the inability of certain software programs and microchips to distinguish between dates in the year 2000 and dates in the year 1900. As a result, a date entered "00" may be read as 1900 instead of 2000. If uncorrected, functions using these systems would not work properly in the year 2000. Problems which may occur as a result of uncorrected software programs or microchips include system failures, miscalculations or errors causing disruptions of operations.

      Beginning in 1997, the Company undertook to assess its Year 2000 readiness by identifying those computer systems used that are not Year 2000 compliant. The Company has also begun to assess the Year 2000 readiness of other entities with whom it has a material relationship.

      Resort Funding. Resort Funding relies more on information systems for servicing its loans than for any other individual function. The computer software and hardware platform for Resort Funding's loan servicing program is owned by The Processing Center, Inc. ("TPC"), a bankrupt affiliate of the BFG. The platform is not yet Year 2000 compliant. The Company has been working closely with TPC's programmers and management information systems personnel to monitor TPC's progress in modifying its systems. As of December 31, 1998, the Company understood that TPC's remediation efforts were 25% complete, and that approximately 20% of the platform had been satisfactorily tested. The Company has been advised that TPC anticipates completing its remediation program and testing all systems by June 1999. However, there can be no assurance that TPC's software and hardware platform will be Year 2000 compliant by December 31, 1999. There also can be no assurance that TPC will continue to make the servicing platform available to Resort Funding, or that Resort Funding will be able to acquire the servicing platform from TPC. Resort Funding has previously used unaffiliated third parties on occasion to perform its loan servicing. Consequently, the Company believes it will be able to make arrangements with a third party to perform such services if necessary, but such arrangements are currently not in place. As a contingency, the Company expects to identify potential parties to perform the Company's loan servicing by the end of the first quarter of 1999 in the event that, in its view, TPC's remediation efforts have not progressed sufficiently to ensure timely Year 2000 compliance.

      Eastern Resorts. Eastern Resorts uses a third-party database server as its primary software system for resort reservations, timeshare sales, and homeowners' association receivables. The version of the software used by Eastern Resorts is not Year 2000 compliant. However, an updated version of the system is currently available at no cost. The updated version is Year 2000 compliant. Eastern Resorts expects to have the upgraded version installed and tested by the end of March 1999. The minimum system requirements for the upgraded software are such that Eastern Resorts also anticipates replacing much of its existing hardware and software in the ordinary course of business. Any such replacements will be Year 2000 compliant.

      The computer system used by Eastern Resorts for word processing is not Year 2000 compliant. Eastern Resorts expects to have all systems corrected, tested and functional, or otherwise replaced in the ordinary course of business, by June 1999. The Company does not anticipate that the cost of any corrections or replacements will be material. However, there can be no assurance that the actual cost to make such corrections or acquire replacements will not exceed expectations, which may have an adverse effect on the Company's financial performance.

      Third Parties. The Company's Year 2000 compliance program also includes assessing the readiness of its lenders, borrowers, major vendors, suppliers and any other third parties with whom it has significant dealings, who may be impacted by the Year 2000 problem. The Company has just commenced assessing these third parties' Year 2000 readiness, and does not know whether they are Year 2000 compliant. The extent to which such parties have not modified their systems to address the Year 2000 issues may have a significant, adverse impact on the Company's operations or financial performance.

      Cost. Since Resort Funding uses the computer software and hardware platform of a third-party, the cost for addressing and correcting Year 2000 issues has not been material. As of December 31, 1998, the Company estimates that it had spent $25,000 on Year 2000 remediation. The Company does not anticipate that it will incur any significant additional expense in correcting its systems. However, there can be no assurance that expenditures will not exceed estimates. In the event that the Company is forced to identify and contract with parties to replace existing suppliers and vendors, such as TPC, the cost of such replacement may have a material adverse effect on the Company's financial condition and results of operations. Further, if the Company is unable to perform its contractual obligations to its lenders and borrowers as a result of its own or an important third party's failure to achieve Year 2000 compliance, the potential cost and liability for such failure may have a material adverse effect on the Company's financial condition and results of operations.

Item 2. Properties

      Resort Funding's offices are located at 2 Clinton Square, Syracuse, New York 13202. The Company leases approximately 6,500 square feet of office space from an affiliated entity at a cost of $6,752 per month on a month-to-month basis. The lease payments are adjusted annually to reflect increases in real estate taxes and operating expenses.

      Eastern Resorts was the original developer of three of its resorts. It acquired the land on which these resorts were built, developed the resorts, and then, as the condominium declarant, filed the appropriate documentation to make such resorts into condominiums. Finally, Eastern Resorts marketed and sold and continues to sell timeshare intervals at these resorts at which time it no longer owned the land underlying these resorts. With respect to the resorts it did not originally develop, Eastern Resorts purchased the right to manage, market and sell timeshare intervals from the condominium declarant but did not purchase the land underlying these resorts.

      The Company owns common area units at its Long Wharf Resort and the Bentley Brook Mountain Club facilities. It also owns a warehouse facility/rental property and Eastern Resorts' corporate offices, all of which are located in Newport, Rhode Island. The Company rents offices in Syracuse, New York, and it will also rent additional space in Greenwich, Connecticut once Mr. Breeden's employment contract goes into effect on the date of the Offering.

Item 3. Legal Proceedings

      The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes there is no merit to any such claims against the Company. In addition, the Company has been named as a defendant in certain civil actions related to the Petition. See "Business-Risk Factors".

      In January 1996, Joseph Mooney, former Senior Executive Vice President and Director of the Company, filed a lawsuit in the Circuit Court of Broward County, Florida against the Company, Murray Bacal (the former Chairman of the Board of the Company), and another defendant alleging, among other things, that the Company breached its obligations to him under a termination agreement and a prior letter of intent that Mr. Mooney claims would have permitted him to acquire certain assets of the Company. Mr. Mooney alleged that the Company tortuously interfered with certain business opportunities he had. Mr. Mooney's suit sought certain declaratory and equitable relief, compensatory damages in excess of $1,050,000, plus prejudgment interest, court costs, reasonable attorneys fees and such other relief as the court may deem appropriate. The Company filed a motion to dismiss Mr. Mooney's complaint, which motion was granted without prejudice to Mr. Mooney filing a new complaint within 30 days after entry of the order. In addition, the Company filed certain counterclaims against Mr. Mooney. The Company's counterclaims are still pending. The counterclaims seek compensatory damages, treble damages, pre- and post-judgment interest, costs, attorney's fees and such further relief as the court deems appropriate. Mr. Mooney has answered, denying liability on the Company's counterclaims. The Company intends to vigorously defend its interests against Mr. Mooney's claims, and pursue its counterclaims.

      In September 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrears. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments as they were to become due. However, in January, 1998, the developer refused to deliver the deed in lieu of foreclosure and terminated the November 3 agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. On September 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as they become due, pending the outcome of the foreclosure action. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of December 31, 1999, the principal balance owed to Resort Funding under the referenced loan was approximately $3.4 million and the escrow account had a balance of $425,558. The promissory note matured on February 28, 1999. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of December 31, 1999, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

Item 4. Submission of Matters to a Vote of Security Holders

      On December 8, 1998, the Company held its annual meeting for 1997 in Newport, Rhode Island. Several matters were considered and presented for vote. Shareholders reelected the following directors to serve until the 1998 annual meeting: Richard C. Breeden, George W. Carmany III, John R. Petty, R. Perry Harris, Thomas J. Hamel. Each director was elected by a vote of 23,414,913 for and 5,000 against. Shareholders also voted to increase the number of shares available for issuance pursuant to the Company's long-term incentive plan, by a vote of 23,414913 for and 5,000 against. Shareholders voted to amend the Company's certificate of incorporation to effect a reverse stock split by a vote of 23,414,913 for and 5,000 against. Finally, shareholders voted to ratify the appointment of Firley, Moran, Freer & Eassa as the Company's independent auditors for 1998, by a vote of 23,414,913 for and 5,000 against. There were no broker non-votes on any matters presented at the annual meeting.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      On June 25, 1991, each of the Company's Common Stock commenced trading on the NASDAQ Stock Market as a small-capitalization issue. In February 1996 the Company's stock was delisted from the NASDAQ Stock Market and traded on the over-the-counter market until the Company's application for relisting on the NASDAQ small-capitalization market was granted in February, 1998. The Company's Common Stock resumed trading on the NASDAQ Stock Market on February 24, 1998. On December 31, 1998, the Company filed a Form S-1 Registration Statement proposing to sell all of the shares of Common Stock held by the Estate (the "Offering"). The high and low bids of the Company's Common Stock are shown for the calendar periods indicated:

                                  COMMON STOCK
      Quarter                 High Bid                  Low Bid
      -------                 --------                  -------
      1998 1st                  6 5/8                    4 7/8
      1998 2nd                  6 1/2                    4 5/8
      1998 3rd                  8 5/8                    4 3/4
      1998 4th                  6 7/8                    3 1/2

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

Overview

On August 28, 1998, the Company acquired all of the outstanding common stock of Eastern Resorts in exchange for approximately $15 million in cash and 3.2 million shares of the Company's common stock. Upon completion of the acquisition, Eastern Resorts became a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase. Consequently, the operating results were included in the Company's consolidated financial statements since the date of acquisition. With this acquisition, the Company embarked on a new line of business developing and managing timeshare resorts.

Operations of Equivest

The Company's primary sources of revenues are its (i) finance operations and
(ii) timeshare operations. Revenues from its finance operations are principally from interest and fees on loans, and revenues from its timeshare operations are principally from timeshare interval sales and resort operations.

Finance Operations

      In its finance operations, the Company recognizes interest income on its outstanding loan receivables when earned, using the interest method. The accrual of interest on a loan is discontinued when unpaid interest, together with the loan principal outstanding, exceeds the loan's projected cash flow or the loan's collateral value.

      The Company reduces gross receivables by the amount of hold-backs from developers ("specific reserves"). In addition, the Company establishes an allowance for doubtful receivables ("general reserves"). Management evaluates the adequacy of the allowance on a quarterly basis by examining past loss experience, current delinquencies, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions. For the past several years, the Company has maintained general reserves at a level of approximately 2.2% of the net amount of its notes receivable (excluding Consumer Loans). The Company's allowance for doubtful accounts is based upon management's estimate of the amount that will be necessary to cover future write-offs of accounts receivable in the event (i) a developer defaults on its obligation to replace or take back a non-performing Consumer Loan and (ii) specific reserves on such developer's loan are exhausted. A receivable is charged against the allowance when management believes that collection is unlikely. If management's estimates differ from actual results, reported income for the earlier period in which a provision for doubtful receivables was taken will be too high or too low, and an adjustment will be made.

      In the case of Purchased Receivables, the Company generally holds back from developers 10% to 15% of the purchase price ("hold back") as a specific reserve against potential default by the developer on its liability for any defaulted Consumer Loan. The Company does not pay this amount to the developer until the Consumer Loan has been paid in full. As a result, the special reserve as a percent of the unpaid principal begins at 10% to 15% and increases as the principal of the loan is paid down. In the event a consumer defaults on an obligation, the Company has the right to require the developer to repurchase the defaulted consumer receivable at an amount equal to the present value of the unpaid principal and interest on the note, net of the reserve ("chargeback"). Generally, the developer has the option to replace the defaulted consumer receivable with another of equal or greater value. Specific reserves are charged only if the developer defaults on its chargeback obligations. General reserves are charged only if the developer defaults on its obligations and there are no remaining specific reserves.

      In the case of Hypothecation Loans, the Company typically advances to the developer, at any given time, only 85% to 90% (the "Advance Rate") of the amount of the receivables pledged as collateral for the loan. As consumers make payments on their obligations, a portion of the Hypothecation Loan is repaid. Once the Hypothecation Loan is repaid in full, the remaining collateral is released to the developer.

Timeshare Operations

      The Company's timeshare development operations generate revenue primarily through selling and financing timeshare intervals and operating several resort properties. The Company recognizes timeshare interval sales revenue on the accrual basis. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and a statutory recission period has expired. If all other criteria are met, but construction of the unit to which the timeshare interval relates is not substantially complete, revenue is recognized according to the percentage of completion method. The Company recognizes interest income on its outstanding Consumer Loans when earned, using the interest method. For tax purposes, sales of timeshare intervals are recognized using the installment sale method of accounting, which recognizes income as cash is received.

      Revenues from resort operations primarily consist of fees earned for management of timeshare resorts, income from the rental of unoccupied timeshare units on an overnight basis, and food and beverage sales from the Company's two restaurants. Revenues are recognized at the time services are rendered.

      In its timeshare operations, the Company accounts for uncollectible notes by recording a provision for doubtful accounts at the time timeshare interval sales revenue is recognized. Historically, this provision approximated 5% of the outstanding receivables balance. If a customer defaults, any unpaid balance on the note is charged against the previously established allowance for doubtful accounts, net of the amount that is restored to inventory. Timeshare intervals returned to inventory are recorded in inventory at the lower of their original cost or market value. The Company ceases to recognize interest income when a note becomes past due.

      Costs associated with the acquisition and development of a timeshare resort include the costs of land, construction, furniture, interest and taxes. These costs are capitalized and recorded as part of inventory cost, and inventory is depleted and expensed based on the relative sales method: a fixed amount is expensed as a depletion of inventory each time a timeshare interval is sold. If no sales were to be made with respect to a particular development project, no expense would be recorded unless and until the property is sold or abandoned, or if management determines the market value of the inventory is less than its recorded cost.

      In contrast to its financing operations, the Company's timeshare development business experiences significant fluctuations in its quarterly results primarily owing to higher revenues in the spring and summer months from renting unoccupied timeshare units on an overnight basis at its resorts in and around Newport. The Company expects the seasonality of the results of its resort operations to lessen following the further expansion of the Bentley Brook Mountain Club, which is expected to attract visitors, and thus increase overnight rental income throughout the winter ski season.

                                                    Selected Financial Data
                                               as a Percentage of Total Revenues

                                                      Year Ended December 31,
                                                  -----------------------------
                                                   1996        1997        1998
                                                  -----       -----       -----
Revenues
  Interest from:
  Acquisition and development loans                29.8%       25.1%       18.2%
  Purchased consumer receivables                   59.6%       61.8%       41.8%
  Hypothecation loans                               0.4%        1.9%        4.0%
    Consumer loans                                   --          --          --
    Other loans                                     1.3%        5.8%        4.8%
                                                  -----       -----       -----
      Total interest on loans                      91.1%       94.6%       68.8%
Timeshare interval sales                             --          --        15.4%
Resort operations                                    --          --        12.3%
Other income                                        8.9%        5.4%        3.5%
                                                  -----       -----       -----
  Total revenue                                   100.0%      100.0%      100.0%

Costs and Expenses
Interest                                           58.0%       50.6%       25.2%
Debt related and other costs including
  amortization                                      6.3%        6.7%        6.5%
Provision for doubtful receivables                  1.3%        5.8%        2.7%
Cost of timeshare intervals sold                     --          --         3.9%
Sales and marketing                                  --          --         7.3%
Resort management                                    --          --        11.0%
Goodwill amortization                                --          --         0.8%
General and administrative                         22.6%       15.5%       13.9%
                                                  -----       -----       -----
  Total costs and expenses                         88.2%       78.6%       71.3%
                                                  -----       -----       -----

Income from operations before
  provision for income taxes                       11.8%       21.4%       28.7%

Provision for income taxes                          0.2%        1.2%       11.0%
                                                  -----       -----       -----
Net income                                         11.6%       20.2%       17.7%
                                                  =====       =====       =====

                 December 31, 1998 compared to December 31, 1997

Net Income

Income before provision for income taxes increased 149% to $8.5 million for the year ended December 31, 1998, as compared to $3.4 million for the same period in 1997. Net income increased 62% to $5.2 million for the year ended December 31, 1998 from $3.2 million for the same period in 1997. The increase in net income is primarily attributable to increased interest income resulting from portfolio growth, increased commitment fees, decreased interest expenses, and the inclusion of operating results for Eastern Resorts. These increases were partially offset by an increased provision for income taxes, higher selling, general and administrative costs, and an increase in debt-related costs and amortization. During 1998, the Company made a provision for income taxes of $3.3 million, a 1,594% increase over the $0.2 million provision for income taxes for 1997. This reflected the exhaustion of the Company's net operating loss carryforward in the first quarter of 1998.

Total revenue rose 86% to $29.6 million for 1998 as compared to $16.0 million for 1997. Revenue growth is largely due to the addition of Eastern Resort's revenue totaling $9.2 million, coupled with increased portfolio growth in both consumer receivables financing and acquisition and development loans, and higher fees. Total loan originations rose 34% to $96.3 million for the year ended 1998, compared to $71.8 million for the year-ended 1997.

Interest income

Interest income on loans increased 32% to $20.4 million for 1998, from $15.5 million for the same period in 1997, mainly due to growth in the portfolio held for investment, which was slightly offset by a decline in interest rates. Interest income on consumer notes rose 28% to $13.5 million for 1998 as compared to $10.6 million for 1997, and is also attributable to the growth in the loan portfolio. The average amount outstanding on the consumer receivable portfolio for the year ended 1998 was approximately $21 million higher than the same period in 1997, although the average interest rate dropped about 0.5%. The weighted average interest rates on consumer receivable loans declined during 1998 compared to 1997 due to an increase in the outstanding balance of Hypothecation Loans, which generally bear lower interest rates than Purchased Receivables (partially in compensation for the commitment fee and service fee that Resort Funding charges to developers in connection with Hypothecation Loans) and a relatively smaller increase in the outstanding balance of Purchased Receivables. Interest on A&D Loans increased 35% to $5.4 million for 1998 from $4.0 million for the same period in 1997, predominantly due to higher average outstanding balances. The average outstanding balances for A&D Loans during 1998 was approximately $12 million higher than the same period in 1997, although average interest rates declined approximately 0.6%. The reduction in average outstanding balances on notes receivable from a related party caused a reduction of $0.4 million in interest income for 1998. Eastern Resorts contributed interest income of $1.0 million since the acquisition date.

Timeshare interval sales

During 1998, vacation ownership revenue totaled $4.6 million. The income associated with vacation ownership is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding account for the same time period in 1997. The total amount allocated to vacation ownership represents four months and three days of operating results for Eastern Resorts.

Resort operations

Resort operations for 1998 totaled $3.6 million. The revenue from resort operations is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding account for the same time period in 1997. The total amount allocated to resort operations represents four months and three days of operating results for Eastern Resorts.

Gains on sales of consumer receivables

The Company did not sell any loans during 1998, therefore no gains on sale of contracts were recorded. For the same period in 1997, gains on sales of the contracts amounted to $29,700.

Other income

Other income increased by 145% to $1.0 million for 1998, as compared to $0.4 million for the same period in 1997. The increase was primarily due to an increase in fee income generated by new Hypothecation Loans and new A&D Loans.

Interest expense

Interest expense decreased 8% to $7.5 million for 1998, from $8.1 million for the same period in 1997, primarily due to lower interest rates. The consumer receivables facility had higher average outstanding balances of almost $10 million during 1998, compared to the same period in 1997, but interest rates were approximately 280 basis points lower. Consequently, overall interest expense on the Company's consumer receivable facility decreased 4% to $3.5 million for 1998 from $3.7 million for 1997.

The average interest rate on other bank notes decreased to 6.2% for 1998, from 6.5% for the same period in 1997. Nevertheless, interest expense on other bank notes increased 29.4% to $3.4 million for 1998, from $2.6 million for the same period in 1997, due to a higher average outstanding balance of approximately $13 million. The satisfaction of $25 million of intercompany debt through the issuance of Common Stock as of October 30, 1997 resulted in further reduction of interest expense for 1998. For 1997, approximately $1.4 million of interest expense was charged to operations in connection with this intercompany debt.

Debt-related costs including amortization of financing costs

Debt-related costs including amortization of financing costs increased 81% to $1.9 million for 1998, from $1.1 million for the same period in 1997. The increase is primarily due to $0.3 million associated with the Bridge Loan, $0.1 million related to the CSFBMC warrant amortization, and $0.2 million related to a court approval that cleared title to certain financial assets. The court order cleared title to approximately $27 million in receivables without further cost to Equivest. The increase in debt related costs is principally attributable to the amortization of fees and common stock warrants associated with a credit facility the Company obtained in the fourth quarter of 1997. The value of the warrants is being accounted for as a discount in consideration for making the loan and will be amortized as interest expense over the term of the agreement.

Provision for doubtful receivables

The provision for doubtful receivables decreased slightly to $0.8 million for the year ended December 31, 1998, compared to $0.9 million for the same period in 1997. Although the provision for doubtful receivables declined during 1998, the allowance for doubtful receivables increased to $3.8 million as of December 31, 1998 compared to $3.2 million as of December 31, 1997, as adjusted on a pro forma basis to include $.8 million recorded by Eastern Resorts as an allowance for loan loss as of December 31, 1997. Management maintains an allowance for doubtful receivables that, in the opinion of management, provides adequately for current and estimated future losses of existing receivables.

Cost of timeshare intervals sold

The cost of property sold for the year ended December 31, 1998 totaled $1.1 million. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding account for the same time period in 1997. The total amount allocated to resort operations represents four months and three days of operating results for Eastern Resorts.

Sales and marketing

Sales and marketing expense for the 1998 totaled $2.2 million. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding account for the same time period in 1997. The total amount allocated to resort operations represents four months and three days of operating results for Eastern Resorts.

Resort management

Resort Management expenses for the year ended December 31, 1998 totaled $3.3 million. The inclusion of resort management expense is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding account for the same time period in 1997. The total amount allocated to resort operations represents four months and three days of operating results for Eastern Resorts.

Goodwill amortization

Goodwill amortization totaled $0.2 million during 1998. Goodwill is related to the acquisition of Eastern Resorts and is being amortized on a straight-line basis over 40 years.

General and administrative costs

General and administrative costs increased 67% to $4.1 million for 1998, from $2.5 million for the same period in 1997. The increased costs are mainly due to an increase in payroll, servicing, legal, advertising, travel costs, and the acquisition of Eastern Resorts. The increase of $0.4 million in payroll-related cost was primarily due to a reduction in payroll costs that were allocated to BFG or other affiliates of Equivest during the three months ended December 31, 1997.

Provision for income taxes

The provision for income taxes for 1998 increased 1,594% to $3.3 million from $0.2 million for the same period in 1997. The current portion of the provision relates to currently payable federal and state income taxes. The current-period tax provision reflects the benefit of the availability of net operating loss carryforwards of approximately $675,000 in 1998, which will decrease the Company's federal income tax liability for 1998. The provision for income taxes for 1997 reflects utilization of $1.4 million net operating loss carryforwards. As of December 31, 1998, the Company had no further net operating loss carryforwards available to offset its federal income tax liability.

Liquidity and Capital Resources

      The Company's business requires continuous access to short- and long-term sources of debt financing. The Company's principal cash requirements arise from its lending activities, the funding of timeshare construction, sales and marketing, debt service payments and operating expenses. The Company's primary sources of liquidity are borrowings under secured lines of credit and cash flow from operations. In the future, the Company expects to raise additional capital through increasing its borrowing from financial institutions and issuing debt, equity or asset-backed securities in the capital markets.

      The amounts of the A&D Line and the Consumer Receivables Line were adjusted due to the financing of the Eastern Resorts acquisition. Prior to this transaction, the Company had made both an A&D Loan and a Hypothecation Loan to Eastern Resorts, using funds made available to it through the 1997 Credit Facility. At the closing of the Eastern Resorts acquisition, the Company repaid all amounts outstanding under the 1997 Credit Facility which pertained to the loans the Company had made to Eastern Resorts. Simultaneously, CSFBMC made the Long Wharf Resort Loan to the Company in a total amount of approximately $9.7 million. The amount available to the Company to borrow under the 1997 Credit Facility was decreased by a corresponding sum, which included a $6.0 million decrease in the A&D Line, and a $3.6 million decrease in the Consumer Receivables Line. The Company's obligations under the 1997 Credit Facility are secured by the collateral assignment to CSFBMC of the security the Company obtains from its borrowers. Such security consists of mortgages on the resort properties financed by the Company as well as pledges of consumer receivables. The 1997 Credit Facility contains covenants which specify maintenance of minimum collateralization, default rates with respect to pledged receivables, as well as tangible and overall net worth requirements.

      On August 25, 1998, the Company also borrowed approximately $12.1 million under the Bridge Loan in order to finance the cash portion of the purchase price for Eastern Resorts. As of December 31, 1998, the unpaid balance of the Bridge Loan was approximately $3.1 million. The Bridge Loan and the Long Wharf Resort Loan, originally due on December 11, 1998 were amended to mature on June 11, 1999. In connection with the extension, the Company gave up its option to extend the draw-down period for an additional year under the 1997 Credit Facility. The Company also agreed to repay at least $500,000 monthly of the aggregate outstanding loan balances under the Bridge Loan and the Long Wharf Facility.

      Currently the Company is in process of completing the proposed transaction with the KGI. As part of this transaction, CSFBMC is expected to provide certain adjustments to the existing A&D Line and the Consumer Receivable Line that will allow additional collateral to be placed into the facility. This collateral includes Consumer Loans generated by the Company, as well as collateral purchased out of the KGI Acquisition. Based on the loan growth of the Company, it expects that both of the CSFBMC facilities will be fully drawn during the second quarter of 1999, and thus it will be imperative for the Company to secure additional forms of financing.

      In September 1996, the Trustee submitted a motion pursuant to Federal Rule of Bankruptcy Procedure 9019 for approval of the compromise and settlement of the claims of certain lenders (the "Banks") against the Estate arising out of certain lease-financing agreements pursuant to which the Banks made loans to the Estate. The settlements, which were approved by the Bankruptcy Court, required the Banks to make several new term loans to Resort Funding at favorable 0.5% to 4.0% interest rates (the "Settlement Loans"). The Settlement Loans have a weighted average interest rate of 2.0% as of December 31, 1998. As of December 31, 1998, Resort Funding's total outstanding balance on the Settlement Loans was approximately $23.4 million and the weighted average remaining maturity was 47 months. The Settlement Loans are non-callable and are collateralized in part by notes receivable of the Company. Resort Funding is obligated to pay the Estate an annual arrangement fee of 3% of the unpaid principal balance of the Settlement Loans. Approximately $20 million of the proceeds of the Settlement Loans was loaned to the Trustee to purchase the Banks' original loans to the Estate. Resort Funding's loan to the Trustee bears interest at 10% per annum and is nonrecourse to the Estate. The Trustee pledged certain lease payment collateral to Resort Funding to secure the loan. As of December 31, 1998, the Trustee had repaid all but $0.7 million on the note.

      In December 1996, Resort Funding received approval of a bond exchange agreement with its public bondholders. The outstanding bond principal balance and accrued and unpaid interest of approximately $3.4 million were exchanged for unsecured promissory notes which bear interest at 8% per annum payable monthly. In accordance with the terms of the unsecured notes, the Company repaid noteholders representing approximately $1.6 million of the total outstanding principal amount in accordance with the terms of the notes. The remaining noteholders extended the maturity of their notes for periods ranging from three months to 48 months.

      In February 1996, the Company issued 10,000 shares of the Series 2 Class A Redeemable Preferred Stock, and 3,000 shares of the Series 2 Cumulative Convertible Preferred Stock to BFG in exchange for all of the stock of Resort Funding. As of December 31, 1998, the undeclared and unpaid dividends amounted to $300,000.

      The Series 2 Class A Redeemable Preferred Stock dividends are cumulative and payable quarterly when declared by the Company at the rate of $60.00 per annum per share. At the Company's option, such dividends may be paid in common stock, which has been the Company's practice. No dividends on the Company's Common Stock can be paid until such Series 2 Class A Preferred Stock dividends are paid in full. The holder of Series 2 Class A Redeemable Preferred Stock is entitled to the number of votes which represents 20% of the total number of votes of the Company. The Company may at its option any time after February 16, 2003, redeem the Series 2 Class A Redeemable Preferred Stock in whole or in part at the $10.0 million liquidation value plus accrued and unpaid dividends. The Trustee has obtained approval to convert the Series A Redeemable Preferred stock into Common Stock, or to sell these shares for a price equal to an equivalent number of shares of Common Stock at the net price of this Offering at the time of the Offering.

      In October 1997, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation, which increased the number of authorized shares of Common Stock to 50,000,000 shares. On November 24, 1997, the Trustee received Bankruptcy Court approval for the conversion, effective October 30, 1997, of approximately $25 million owed to BFG through intercompany notes into 4,645,596 shares of Common Stock at a price of $5.375 per share. The October 1997 increase in authorized shares of Common Stock also resulted in the automatic conversion of the 3,000 shares of Series 2 Cumulative Convertible Preferred Stock into 7,500,000 shares of Common Stock.

      The Company is seeking to replace the 1997 Credit Facility and to obtain additional financing to support its current operations and planned growth. Substantially all of its assets are pledged as collateral on existing loans.

Credit Quality and Allowances for Loan Losses

      The Company generally obtains security on all loans in its portfolio. Purchased Receivables are secured by recourse claims against resort developers, as well as by the obligation of the consumer and a pledge of the interval. Nevertheless, a small percentage of the Company's receivables has historically remained uncollectible.

      The Company maintains an allowance for doubtful receivables, or general reserves, at levels which, in the opinion of management, provide adequately for current and estimated future losses on existing receivables. Management evaluates the adequacy of the allowance on a quarterly basis by examining past loss experience, current delinquencies, known and inherent risks in the portfolio, adverse conditions that could affect the borrower's ability to repay, the estimated value of the underlying collateral, and general economic conditions and trends. Management also evaluates the extent to which specific developer reserves and guarantees can be expected to absorb loan losses. Each quarter, a provision for loan losses is recorded in an amount deemed sufficient by management to maintain the allowance at adequate levels. The allowance for doubtful receivables increased to $3.8 million as of December 31, 1998 compared to $3.2 million as of December 31, 1997, as adjusted on a pro forma basis to include $.8 million recorded by Eastern Resorts as an allowance for loan losses as of December 31, 1997. The allowance ratio (the allowance for doubtful receivables divided by the amount of the total portfolio of loans) as of December 31, 1998 increased slightly to 2.4% from 2.1% at December 31, 1997 (as adjusted on a pro forma basis). Receivables are charged against the allowance when management believes that collectibility is unlikely. Because of uncertainties in the estimation process, management's estimate of loan losses inherent in the loan portfolio and related allowance may change unexpectedly and may prove erroneous.

      When the Company purchases consumer receivables from resort developers, it establishes reserves to protect the Company from potential losses associated with such receivables, in addition to obtaining recourse against developers. The Company holds back 10% to 15% of the purchase price of Purchased Receivables as a reserve to cover consumer defaults, in case the developer should be unable to meet its obligation to repurchase any receivable. The Company negotiates the amount of these specific reserves with developers based upon various criteria, two of which are the financial strength of the developer and the credit risk associated with the receivables being purchased. Specific reserves amounted to $18.4 million, or 19.3% of the Company's balance of Purchased Receivables, as of December 31, 1998, compared to $17.3 million, or 19.0% of Purchased Receivables, as of December 31, 1997.

      In the event a consumer defaults on its obligations, the Company may require the developer to repurchase the defaulted consumer receivable at an amount equal to the present value of the unpaid principal and interest on the note, net of the reserve held by the Company. Typically, the developer then has the option to replace the defaulted consumer receivable with another of equal or greater value or remit payment to the Company.

      In the case of Hypothecation Loans, the Company typically advances to the developer, at any given time, only 85% to 90% of the value of the receivables pledged as collateral on the loan. Hypothecation Loans are generally over-collateralized by at least 10% of the loan principal amount. At December 31, 1998, the Company's Hypothecation Loans had total overcollateralization of approximately $3.6 million.

Impact of Year 2000 on Computer Systems

      The software and embedded microchips in certain computer systems identify dates only by the last two digits of a year. For example, 1999 would be coded as "99," 1998 as "98" and so on. The Year 2000 problem arises from the inability of certain software programs and microchips to distinguish between dates in the year 2000 and dates in the year 1900. As a result, a date entered "00" may be read as 1900 instead of 2000. If uncorrected, functions using these systems would not work properly in the year 2000. Problems which may occur as a result of uncorrected software programs or microchips include system failures, miscalculations or errors causing disruptions of operations.

      Beginning in 1997, the Company undertook to assess its Year 2000 readiness by identifying those computer systems used by the Company which may not be Year 2000 compliant. The Company has also begun to assess the Year 2000 readiness of other entities with whom it has a material relationship.

Risks

      Resort Funding. Resort Funding relies more on information systems for servicing its loans than for any other individual function.

      The computer software and hardware platform for Resort Funding's loan servicing program is owned by TPC. The platform is not yet Year 2000 compliant. The Company has been working closely with TPC's programmers and management information systems personnel to monitor TPC's progress in modifying its systems. The Company understands that as of December 31, 1998, TPC's remediation efforts were 25% complete, and that approximately 20% of the platform had been satisfactorily tested. The Company is advised that TPC anticipates completing its remediation program and testing all systems by June 1999. However, there can be no assurance that TPC's software and hardware platform will be Year 2000 compliant by December 31, 1999. There also can be no assurance that TPC will continue to make the servicing platform available to the Company though such platform is available for purchase from the Estate. There is no assurance that the Company will elect to acquire the servicing platform from TPC, or that if it seeks to do so that it will be successful. The Company has previously used unaffiliated third parties on occasion to perform its loan servicing. Consequently, the Company believes it will be able to make arrangements with a third-party to perform such services if necessary, but such arrangements are currently not in place. As a contingency, the Company expects to identify potential parties to perform its loan servicing by the end of the second quarter of 1999 in the event that, in the Company's view, TPC's remediation efforts have not progressed sufficiently to ensure timely Year 2000 compliance.

      Resort Funding's own computer systems consist primarily of networked personal computers ("PCs") used for accounting and word processing, which Resort Funding recently acquired in the ordinary course of business. Resort Funding's PCs and the software they use are substantially Year 2000 compliant.

      Eastern Resorts. Eastern Resorts uses a third-party database server as its primary software system for resort reservations, timeshare sales, and homeowners' association receivables. The version of the software used by Eastern Resorts is not Year 2000 compliant. However, an updated version of the system is currently available at no cost. The updated version is Year 2000 compliant. Eastern Resorts expects to have the upgraded version installed and tested by the end of April 1999. The minimum system requirements for the upgraded software are such that Eastern Resorts also anticipates replacing much of its existing hardware and software in the ordinary course of business, which is not expected to involve a material cost. Any such replacements will be Year 2000 compliant.

      The computer systems used by Eastern Resorts for word processing are not Year 2000 compliant. Eastern Resorts expects to have all systems corrected, tested and functional, or otherwise replaced in the ordinary course of business, by June 1999. The Company does not anticipate that the cost of any corrections or replacements will be material. However, there can be no assurance that the actual cost to make such corrections or acquire replacements will not exceed the Company's expectations, which may have an adverse effect on the Company's financial performance.

      Third Parties. The Company's Year 2000 compliance program also includes assessing the readiness of the Company's lenders, borrowers, major vendors, suppliers and any other third parties with whom the Company has significant dealings, who may be impacted by the Year 2000 problem. The extent to which such parties have not modified their systems to address the Year 2000 issues may have a significant, adverse impact on the operations or financial performance of the Company. The Company has initiated contact with such third parties in order to determine whether their systems are Year 2000 compliant and, if not, what steps they have taken to address the problem. The Company has not yet received sufficient confirmation from all of these parties in order to assess the likelihood that all such parties will achieve Year 2000 compliance. If the Company determines that a response to an inquiry is either insufficient or otherwise indicated that the third-party will not achieve Year 2000 compliance, the Company may follow up with personal contact with the third-party and, if necessary, an on-site audit or testing of such party's systems. The Company anticipates finalizing its assessment of third parties' Year 2000 readiness by the second quarter of 1999. At that time, the Company will determine whether to implement contingency plans to replace or supplement the services currently provided by third parties. There can be no assurance that such third parties, including borrowers, will be able to timely correct their Year 2000 problems, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Cost

      Since Resort Funding utilizes the computer software and hardware platform of a third-party, the cost to the Company for addressing and correcting Year 2000 issues has not been material. As of December 31, 1998, the Company estimates that it has spent $25,000 on Year 2000 remediation. Management does not anticipate that the Company will incur any significant additional expense in correcting its systems. However, there can be no assurance that the Company's expenditures will not exceed its estimates. In the event that the Company is forced to identify and contract with parties to replace existing suppliers and vendors, such as TPC, the cost of such replacement may have a material adverse effect on the Company's financial condition and results. Further, if the Company is unable to perform on its contractual obligations to its lenders and borrowers as a result of its own or an important third-party's failure to achieve Year 2000 compliance, the potential cost and liability for such failure may have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Inflation

      Inflation has not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent years. However, to the extent inflationary pressures affect short-term interest rates, a significant portion of the Company's debt service costs may be affected, as may be the interest rates the Company charges to its customers (both customers and developers).

Item 7. Financial Statements

      The information required by Item 7 appears in Annex A to this report, which follows the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the Exchange Act.

      On October 2, 1997, Thomas J. Hamel, as sole director of the Company, appointed Richard C. Breeden, George W. Carmany III and John R. Petty to the Board of Directors for the Company, and Richard C. Breeden was elected by the Board of Directors to serve as Chairman of the Board. R. Perry Harris was appointed to the Board of Directors in August 1998 as part of the Eastern Resorts acquisition. Each of the directors was reelected by shareholders at the Company's annual meeting on December 8, 1998. The Directors of the Company are as follows:

      Name                         Age     Principal Occupation
      ----                         ---     --------------------
      Richard C. Breeden           49      President, Chairman of the Board of
                                           Directors and Chief Executive Officer
                                           Trustee, Bennett Funding Group,
                                           Inc.
      Thomas J. Hamel              40      President & Chief Operating Officer,
                                           Resort Funding, Inc.
      R. Perry Harris              59      President and Chief Executive
                                           Officer, Eastern Resorts
      George W. Carmany III        58      President of The G.W. Carmany Co.,
                                           Inc.
      John R. Petty                68      Chairman, Federal National Payables
                                           Inc. and TECSEC, Inc.

      Richard C. Breeden has been Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1997, and since October 1998, Mr. Breeden has served as President of the Company. Mr. Breeden has also been President and CEO of Richard C. Breeden & Co., Inc., in Greenwich, Connecticut, and Trustee for the Estate since 1996. An honors graduate of Stanford University and the Harvard Law School, Mr. Breeden practiced law in New York City specializing in corporate finance following law school. Mr. Breeden served in the White House as a senior economics and financial advisor to President George Bush, where he was one of the principal architects of the government's program to restructure the savings and loan industry and to create the Resolution Trust Corporation. From 1989-1993 he served as Chairman of the U.S. Securities and Exchange Commission, following appointment by President George Bush and unanimous confirmation by the U.S. Senate. During a portion of this time Mr. Breeden also served as President of the International Organization of Securities Commissions, and of its standards-setting body for global markets. From 1993-1996, Mr. Breeden served as Chairman of the worldwide financial services practice of Coopers & Lybrand L.L.P., and was a consultant on risk management systems, internal controls and international capital markets. Mr. Breeden has served on numerous boards and commissions, including the North American Advisory Board of Daimler-Benz A.G., The Philadelphia Stock Exchange, Inc., W.P. Stewart & Co., Ltd., the German-American Chamber of Commerce, and advisory commissions on capital markets in Italy, China and Russia. Mr. Breeden has served as a director of the Company in his capacity as Trustee and the representative of the Estate.

      Thomas J. Hamel has been a director and Executive Vice President of the Company since October 1998. Mr. Hamel also served as a director and as President and Chief Operating Officer of Equivest from October 1997 through October 1998. Mr. Hamel is also the President and Chief Operating Officer of Resort Funding and has held those positions since November 1996. From 1992 through October 1996, Mr. Hamel served as Executive Vice-President of Resort Funding and was responsible for business development. He is a trustee of ARDA and serves as a member of the Finance Committee. Mr. Hamel is a graduate of LeMoyne College.

      R. Perry Harris currently serves as Executive Vice President and director of the Company. Mr. Harris founded Eastern Resorts, a wholly owned subsidiary of the Company, in 1981. A graduate of the University of Massachusetts, Mr. Harris began his career at Digital Equipment Corporation. Mr. Harris founded First Data Corporation in 1970 and served as a director and its President until 1977. Mr. Harris has spent the last 16 years as the Chief Executive Officer of Eastern Resorts. He is a trustee of, and a Registered Professional within, ARDA. Mr. Harris is also a past chairman of ARDA New England.

      George W. Carmany III has been a director of the Company since October 1997, has served as Chairman of the compensation committee of the Board of Directors (the "Compensation Committee") since October 1997, and is a member of the audit committee of the Board of Directors (the "Audit Committee"). Since 1995, Mr. Carmany has served as President of The G.W. Carmany Co., Inc. in Boston, Massachusetts, which provides consulting advices to, and invests in, small companies. A graduate of Amherst College, Mr. Carmany began his business career with Bankers Trust Company as an officer in its International Banking Department in New York, and later as Executive Director of its merchant banking subsidiary in Australia. From 1975 to 1995 he served in a variety of senior positions with American Express Company, including Senior Vice President, Corporate Strategic Planning. At American Express Bank, Mr. Carmany served as Senior Executive Vice President and Chief Administrative Officer before joining American Express' subsidiary The Boston Company as Senior Executive Vice President, Treasurer and Director, a position he held until the sale of that company to Mellon Bank Corporation. Mr. Carmany subsequently served as Chairman of the Olympia and York Noteholder's Steering Committee. Mr. Carmany is the former Chairman of the New England Medical Center, Inc., and since 1997 has served as Vice Chairman of Lifespan Inc., a regional healthcare system based in Providence, Rhode Island, and as a director or trustee of numerous organizations, including Ekco Group, Inc., Bentley College, the U.S.S. Constitution Museum and The South Street Seaport Museum. Mr. Carmany's family owned and operated resort hotels in various locations in the United States.

      John R. Petty has been a director of the Company since October 1997, has served as Chairman of the Audit Committee since October 1997 and is a member of the Compensation Committee. Mr. Petty was formerly the Chairman and Chief Executive Officer of Marine Midland Bank, and is currently Chairman of Federal National Payables, Inc., Bethesda, Maryland. Since 1997, Mr. Petty has served as Chairman of TECSEC, Inc., Vienna, Virginia. Following his graduation from Brown University and a tour in the US Navy, Mr. Petty joined the Chase Manhattan Bank, where he worked until serving in the U.S. Treasury Department from 1966 - 1972, primarily as Assistant Secretary of the Treasury for International Affairs. After five years as a partner of Lehman Brothers, Mr. Petty joined Marine Midland, serving as President and/or Chairman and CEO from 1976 - 1988. Since retiring from Marine Midland, Mr. Petty has pursued a variety of interests including serving as Chairman of the Nippon Credit Trust Company from 1993 to 1998. He has formed and managed finance companies and is a principal in high technology ventures. Mr. Petty has served as a director of numerous public companies, including Hongkong and Shanghai Banking Corporation, RCA, NBC, Hercules, Inc., Anixter International

Corporation, ANTEC Corporation and others. He is a trustee of American University, a member of the Council on Foreign Relations and of the Inter-American Dialogue and President of the Foreign Bondholders Protective Council.

      On October 29, 1998, the Board of Directors of the Company appointed the following officers of the Company:

      Name                       Age      Title
      ----                       ---      -----
      Richard C. Breeden         49       Chief Executive Officer and President
      Thomas J. Hamel            40       Executive Vice President
      R. Perry Harris            59       Executive Vice President
      Gerald L. Klaben, Jr.      35       Chief Financial Officer and Senior
                                          Vice-President
      James A. Mercurio          38       Senior Vice-President and Treasurer
      Richard G. Winkler         42       Senior Vice-President
      James R. Petrie            35       Controller
      Eric C. Cotton             34       Secretary and General Counsel

      Richard C. Breeden has been Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1997, and since October 1998, Mr. Breeden has served as President of the Company.

      Thomas J. Hamel has been a director and Executive Vice President of the Company since October 1998. Mr. Hamel also served as a director and as President and Chief Operating Officer of Equivest from October 1997 through October 1998.

      R. Perry Harris currently serves as Executive Vice President and director of the Company.

      Gerald L. Klaben, Jr. currently serves as Chief Financial Officer and Senior Vice President of the Company. Mr. Klaben also served as Executive Vice President and Treasurer of Equivest from October 1997 through October 1998. Mr. Klaben is also the Executive Vice President and Chief Financial Officer of Resort Funding and has held those positions since July 1996. From November 1989 through July 1996, he served as a financial officer of the Pyramid Companies, one of the largest developers of shopping malls in the Northeastern United States.

      James R. Petrie has been Controller of the Company since October 1997 and Controller of Resort Funding since September 1996. From June 1992 to September 1996, he served in various accounting and financial capacities for the Pyramid Companies.

      Eric C. Cotton has been Secretary and General Counsel of the Company since October 1997 and General Counsel of Resort Funding since June 1997. From July 1990 through June 1997, he served as Assistant General Counsel of the Pyramid Companies.

      James A. Mercurio has been Senior Vice President and Treasurer of the Company since October 1998. Mr. Mercurio also serves as Vice President, Treasurer and Chief Financial Officer of Eastern Resorts, a position he has held since 1994 and has served as controller since 1987. From 1984 through 1987, Mr. Mercurio served as controller of a large regional developer and manager of apartment complexes and from 1981 through 1984, he was in the audit and tax departments of the then Peat, Marwick, Mitchell & Co. where he became licensed as a Certified Public Accountant in 1983.

      Richard G. Winkler has been Senior Vice President of the Company since October 1998. Mr. Winkler also serves as Senior Vice President, Chief Operating Officer and General Counsel of Eastern Resorts Company, a position he has held since October of 1998. Mr. Winkler has been General Counsel to Eastern Resorts and its predecessor, Inn Group Associates, since 1983 and, since 1994, a Vice President of Eastern Resorts.

      The Board of Directors established an audit committee and compensation committee on October 29, 1997. The Company does not have a nominating committee. During the twelve months ended December 31, 1998, the Company's Board of Directors met six times.

      All directors of the Company will hold office until the next annual stockholders' meeting and until the election and qualification of their successors. Officers hold their respective positions until they resign or are removed by the Board of Directors.

Item 10. Executive Compensation

      The table below provides information concerning compensation paid by the Company for the fiscal years ended 1998, 1997, and 1996 to each executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
                                                                              Long-term Compensation
                    Annual Compensation                                            Awards Payouts
-------------------------------------------------------------------------------------------------------------------
                                                        (e)           (f)
        (a)                                        Other Annual   Restricted        (g)         (h)         (i)
 Name & Principal     (b)       (c)        (d)     Compensation      Stock       Number of    LTIP       All other
     Position         Year    Salary      Bonus         (1)         Awards        Options     Payouts  Compensation
-------------------------------------------------------------------------------------------------------------------
Richard C. Breeden    1998      -0-        -0-          -0-           -0-           -0-         -0-         -0-
Chairman, CEO (3)     1997      -0-        -0-          -0-           -0-           -0-(2)      -0-         -0-
                      1996      -0-        -0-          -0-           -0-           -0-         -0-         -0-

Thomas J. Hamel       1998   $223,159    $80,000        -0-           -0-           -0-         -0-         -0-
Executive             1997   $227,463    $80,000        -0-           -0-         300,000       -0-         -0-
Vice-President        1996   $217,958      -0-          -0-           -0-           -0-         -0-         -0-

Gerald L. Klaben,     1998   $152,834    $50,000        -0-           -0-           -0-         -0-         -0-
Jr.
CFO, Senior           1997   $149,819    $25,000        -0-           -0-         75,000        -0-         -0-
Vice-President        1996    $58,385      -0-          -0-           -0-           -0-         -0-         -0-

R. Perry Harris       1998   $101,387      -0-          -0-           -0-           -0-         -0-         -0-
Executive V.P.

Richard G. Winkler    1998    $45,485      -0-          -0-           -0-         37,500        -0-         -0-
Senior V.P.

James A. Mercurio     1998    $36,900      -0-          -0-           -0-         37,500        -0-         -0-
Senior V.P.,
Treasurer
-------------------------------------------------------------------------------------------------------------------

      (1)   Does not include reimbursements for out-of-pocket expenses incurred on behalf of the Company or amounts charged to a loan account.
      (2)   The Estate is the beneficial holder of 200,000 stock options issued in the name of Mr. Breeden as Trustee.
      (3) Mr. Breeden does not receive any compensation from the Company. He is entitled to reasonable reimbursement of out-of-pocket expenses relating to the Company's business activities.

                        COMMON STOCK OPTION GRANTS - 1998

-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
        (a)                   (b)               (c)             (d)                  (e)               (f)
-------------------------------------------------------------------------------------------------------------
                           Number of            % of        Exercise or
                            Options            Total         Base Price           Expiration       Grant Date
       Name                 Granted           Options         ($/share)              Date            Value(1)
-------------------------------------------------------------------------------------------------------------
Richard G. Winkler           37,500             3.7%            $4.31              10/21/08           23,625
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
James A. Mercurio            37,500             3.7%            $4.31              10/21/08           23,625
-------------------------------------------------------------------------------------------------------------

      (1) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 - dividend yield of -0-%, expected volatility of 0.90%, risk-free interest rates of 3.92%, and expected life of 4 years.

      Resort Funding formed a Profit Sharing and 401(k) pension plan (the "Plan") for its employees on January 1, 1997. The Plan qualifies under Internal Revenue Code section 401(a) and the eligibility and contribution requirements are not more favorable for highly compensated employees than for other employees. Employees are allowed to contribute from 1% to 15% of their annual compensation. The Plan provides that on an annual basis, Resort Funding may provide matching contributions based upon the employee contributions and is also able to make a voluntary profit sharing contribution on behalf of each employee which will be allocated based upon the employee's compensation. For 1998, Resort Funding provided matching funds for the first 4% contributed by each employee.

      Eastern Resorts formed a 401(k) plan for its employees on June 1, 1995. Employees are allowed to contribute up to 15% of their gross annual income. Eastern Resorts matches $.15 for every dollar contributed by employees from 5%to 10% of pay.

      On October 29, 1997, the Company's board of directors approved the Company's 1997 Long-Term Incentive Plan (the "LTIP"), which became effective as of December 31, 1997. According to the terms of the LTIP, key employees and directors of the Company may be granted stock options for shares of the Company's common stock. The LTIP is administered by the compensation committee (the "Compensation Committee") of the Company's board of directors. At the Company's annual meeting on December 8, 1998, the Company's shareholders approved an amendment to the LTIP which increased the shares available from 1,600,000 to 3,500,000 and the number of shares to be granted in any year from 400,000 to 1,000,000.The term of the LTIP is 10 years, but the Company's board of directors may discontinue the LTIP in its discretion.

Employment and Consulting Agreements

      Richard C. Breeden. Mr. Breeden and the Company have reached an agreement on the terms of his employment with the Company, subject to entering into a definitive written contract prior to the date of the Offering. The parties intend that the term of the agreement will commence upon the effective date of the Offering, subject to the Estate being able to sell all of its shares of Common Stock in the Offering, and would continue for a term of three years, subject to automatic one-year extensions unless either party elects in writing not to extend the term. Under the terms of the agreement, Mr. Breeden would serve as the Chief Executive Officer of the Company. The agreement will provide for a base salary of $410,000, which amount will be increased annually to reflect changes in the consumer price index in the New York metropolitan area. In addition, for each calendar year ending during the term of the agreement, Mr. Breeden would be eligible to earn a cash target bonus amount of 75% of his annual rate of base salary in effect for such year, subject to the achievement of specified performance targets approved by the Compensation Committee. If the Company achieves less than 80% of its target for any given year, Mr. Breeden will not receive a cash bonus for such year. On the other hand, if the Company exceeds its target for a given year, Mr. Breeden's cash bonus would increase in proportion with such excess. In no event, however, will the Company be obligated to pay Mr. Breeden a cash bonus for any calendar year in excess of 125% of the target bonus amount for such year. The agreement will also provide Mr. Breeden with welfare and fringe benefits on the same terms as other executive officers of the Company and reimbursement of certain expenses related to the negotiation of the agreement.

      Under the terms of the agreement, Mr. Breeden will be granted, on the date of the Offering, a stock option covering 1,000,000 shares of the Common Stock of the Company at an exercise price equal to the Offering price. The option will vest in three equal annual installments subject to accelerated vesting in the event of a change in control of the Company. In addition, on the first anniversary of the Offering, the Company will grant Mr. Breeden 125,000 restricted shares if either (i) the closing price of a share of Common Stock exceeds the Offering price by

30% or more on at least 40 trading days during the 12-month period ending on such anniversary date or (ii) the average price of the Common Stock over a specified measurement period has exceeded the NASDAQ Composite Index by at least 15% and the stock has appreciated by at least 20% over the Offering price during such measurement period. In lieu of the above, on the first anniversary of the Offering, the Company will grant Mr. Breeden 250,000 restricted shares if either
(i) the closing price of a share of Common Stock exceeds the Offering price by 60% or more on at least 40 trading days during the 12-month period ending on such anniversary date or (ii) the average price of the Common Stock over a specified measurement period has exceeded the NASDAQ Composite Index by at least 30% and the stock has appreciated by at least 20% over the Offering price during such measurement period.

      In addition, on the second anniversary of the Offering, the Company will grant Mr. Breeden 125,000 restricted shares if either (i) the closing price of a share of Common Stock exceeds the Offering price by 60% or more on at least 40 trading days during the 12-month period ending on such anniversary date or (ii) the average price of the Common Stock over a specified measurement period has exceeded the NASDAQ Composite Index by at least 30% and the stock has appreciated by at least 35% over the Offering price during such measurement period. In lieu of the above, on the second anniversary of the Offering, the Company will grant Mr. Breeden 250,000 restricted shares if either (i) the closing price of a share of Common Stock exceeds the Offering price by 100% or more on at least 40 trading days during the 12-month period ending on such anniversary date or (ii) the average price of the Common Stock over a specified measurement period has exceeded the NASDAQ Composite Index by at least 60% and the stock has appreciated by at least 35% over the Offering price during such measurement period. Restricted shares will vest ratably over a 3-year period following the date of grant. Vesting will be accelerated upon a change in control, upon the attainment of specified targets for earnings per share or upon Mr. Breeden's termination of employment by reason of his death, disability, resignation for "good reason," non-renewal of the employment term by the Company or termination of employment by the Company other than for "cause."

      Under the proposed agreement, Mr. Breeden would be prohibited from disclosing the Company's confidential information and trade secrets at any time, whether during or after his employment. In addition, during his employment and for two years thereafter, Mr. Breeden would be subject to "non-compete" and "non-solicitation" provisions. In the event that, prior to the termination of the agreement, Mr. Breeden is terminated without "cause" or resigns for "good reason" (as described below), he will be entitled to receive (i) his base salary in regular payment installments for the remainder of the employment term (as then in effect) and (ii) a pro rata cash bonus based on the actual performance of the Company for the full calendar year in which the termination or resignation occurs. If, however, Mr. Breeden violates the confidentiality, non-compete and non-solicitation provisions, he will not be entitled to any payment or benefits upon his termination or resignation.

      R. Perry Harris. The Company entered into an employment agreement with R. Perry Harris on August 24, 1998, pursuant to which he is serving as Eastern Resorts' Chief Executive Officer for a five-year term and thereafter for successive one-year renewal terms unless either party elects not to renew the agreement pursuant to the terms set forth therein. The Company agrees to use all reasonable efforts to have Mr. Harris elected to the Board of Directors of Equivest. The agreement provides for an annual base salary of $300,000 during the first year, increased annually at the discretion of the Board of Directors of Eastern Resorts (but not less than the percentage increase in the urban consumer price index). The agreement also provides for an annual bonus of 40%-60% of the Base Salary (the "Target Annual Bonus") and the terms of payment of this bonus are outlined in the agreement. Equivest is a party to the agreement solely for the purpose of (i) the issuance of Options to Mr. Harris covering (1) 30,000 Option Shares if Equivest reaches at least 100%, but less than 125%, of the "Pre-Tax Profit Target" (as defined in this agreement) for any fiscal year, and
(2) 60,000 Option Shares if Equivest equals or exceeds 125% of the Pre-Tax Profit Target for a fiscal year; (ii) taking related actions intended to facilitate issuance of the Common Stock; (iii) seeking the opinion of the Board of Directors of Equivest as to the level of pre-tax profits of Equivest; and
(iv) guaranteeing the performance by Eastern Resorts of all of its obligations under the agreement. The agreement provides that Options granted will have an exercise price of the fair market value of the Option Shares on the date of grant of such Options and will expire on the tenth anniversary from their date of grant. The Options granted will vest and become exercisable at a rate of 20% per year for a five-year period but will immediately expire upon the termination of Mr. Harris' employment unless Mr. Harris resigns for "Good Reason" (as defined in the agreement) or his employment terminates for "Cause" (as defined in his agreement), in which case Mr. Harris will become immediately vested and will retain the right to exercise all outstanding Options for one year from the date of such termination.

      In addition, the agreement provides Mr. Harris with employee benefits on the same terms as those available to senior executive officers of Eastern Resorts. Under the agreement, the Company may terminate Mr. Harris' employment at any time for any reason, and Mr. Harris may terminate his employment for any reason upon 90 days' prior written notice to Eastern Resorts. If prior to the agreement termination date then in effect, Mr. Harris resigns for Good Reason or is terminated by Eastern Resorts for any reason other than for Cause, then Mr. Harris (provided he executes a release) will be entitled to receive (i) a cash severance amount equal to 100% of the remaining then-current base salary until the end of the employment period as then in effect; (ii) the Target Annual Bonus due for any completed fiscal year that ended prior to the date of termination;
(iii) a pro rata Target Annual Bonus where Mr. Harris' employment is terminated after June 30th of a fiscal year in which it is subsequently determined that the applicable Pre-Tax Profit Target has been met; (iv) the immediate vesting of all outstanding Options; (v) continuation in all employee benefits on the same terms as those available to senior executive officers of Eastern Resorts until the earlier of the expiration of the remaining term of the employment period or until Mr. Harris becomes eligible for coverage under comparable plans of a subsequent employer; (vi) earned but unpaid base salary through the date of termination; and (vii) any unreimbursed business expenses and all payments, rights and benefits due under the terms of Eastern Resorts' employee and fringe benefit plans. Notwithstanding this, the Company will have the right to terminate Mr. Harris' employment agreement where pre-tax profits of Eastern Resorts fall below 75% of the Pre-Tax Profit Target for fiscal year 2000 or 2001 and Mr. Harris will only be entitled to the benefits had his employment terminated for Cause or other than Good Reason, that is (i) earned but unpaid base salary through the date of termination; (ii) earned but unpaid Target Annual Bonus for any completed fiscal year that ended prior to the date of termination; and (iii) any unreimbursed business expenses.

      Mr. Harris has agreed to preserve the confidentiality of information regarding Eastern Resorts. Mr. Harris has also agreed to preserve the non-compete and non-solicitation covenants detailed in his employment agreement for a maximum period of seven years with certain geographical limitations outlined in his employment agreement. A breach of such non-compete and non-solicitation covenants by either Mr. Harris or by Mr. Harris' wife, Karen Harris, will be treated as a breach of the agreement by Mr. Harris and Eastern Resorts will be entitled to equitable relief and all severance payments otherwise payable to Mr. Harris and discussed above, will cease. In the event of any controversy or claim arising out of, or relating to the agreement, the losing party will bear the cost of all reasonable attorney fees and expenses of both parties.

      Thomas J. Hamel. Resort Funding entered into an employment agreement with Thomas Hamel on May 29, 1997 pursuant to which he is serving as Resort Funding's President and Chief Operating Officer for a three-year term and thereafter for successive one-year renewal terms unless either party elects not to renew the agreement, pursuant to the terms set forth therein. The agreement provides for an annual base salary of $220,000 during the first year, increased annually at the discretion of the Board of Directors of Resort Funding (but not less than the percentage increase in the urban consumer price index). The agreement also provides for a bonus of $80,000 in 1997, and a bonus each year thereafter based on performance measures agreed to by the parties (but not less than $80,000). The Trustee is a party to the agreement solely for the purpose of agreeing (i) to recommend to the Board of Directors of the Company the issuance of stock options ("Options") to Mr. Hamel covering 300,000 shares of Common Stock of the Company (the "Option Shares").; (ii) to take related actions intended to facilitate issuance of the Option Shares; and (iii) to seek the opinion of the Board of Directors of Resort Funding as to the level and nature of stock incentives that should be provided to Mr. Hamel thereafter (for the years after 1997, the agreement provides that Mr. Hamel's total compensation should include an incentive component). The agreement provides that the Options (i) shall have an exercise price of $1.00 per share; (ii) shall expire on the fifth anniversary of the date of grant; (iii) shall vest as to 150,000 Option Shares 18 months following the date of the agreement and, as to the remaining 150,000 Option Shares, on the third anniversary of the agreement (provided Mr. Hamel is employed by Resort Funding on each such date); and (iv) shall expire 60 days after Mr. Hamel's employment terminates (if Mr. Hamel's employment terminates after the vesting of such Options but before the exercise thereof). Mr. Hamel will be released from his obligations under the agreement if the issuance of such Options is not approved by the Board of Directors of Resort Funding within 90 days after their initial meeting following reconstitution of such Board with at least two duly elected members other than Mr. Hamel.

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

      Gerald L. Klaben, Jr. Resort Funding entered into an employment agreement with Gerald Klaben on July 15, 1996 pursuant to which he is serving as Resort Funding's Executive Vice President and Chief Financial Officer for a three-year term and thereafter for successive one-year renewal terms unless either party elects not to renew the agreement at least 90 days prior to the end of the original term or any renewal term. The termination provisions of Mr. Klaben's contract are substantially similar to those contained in Mr. Hamel's employment agreement described above. The agreement, as amended in January, 1997, provides for an annual base salary of $150,000 during the first year, increased annually by the same percentage increase as the urban consumer price index. In addition, the agreement provides for a bonus of $50,000 in 1997 and permits the board of directors of Resort Funding to grant bonuses, incentive compensation and equity participation based on Mr. Klaben's performance, and to provide other benefits on the same terms as those available to senior executive officers of Resort Funding. Mr. Klaben's contract also includes the granting of 75,000 shares of Common Stock of the Company (the "Option Shares"). The terms of the Options for Mr. Klaben, with the exception of number of shares, are substantially similar to those set forth in Mr. Hamel's employment agreement. Resort Funding has also agreed to provide at least $350,000 of life insurance for Mr. Klaben. Mr. Klaben has agreed to preserve the confidentiality of information regarding Resort Funding.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of December 31, 1998 on the Company's voting securities with respect to the share ownership by management and beneficial owners of more than 5% of the outstanding amount of such stock.

                                                                                 Amount and
                                        Name and Address                    Nature of Beneficial       Percent
      Title of Class                    of Beneficial Owner (1)                 Ownership (2)          of Class
      --------------                    -----------------------                 -------------         ---------
       Common Stock                    Bennett Management &                        7,121,285             28.3%
                                       Development Corporation
                                       2 Clinton Square
                                       Syracuse, NY 13202

                                       The Bennett Funding Group, Inc.            13,563,963             53.8%
                                       2 Clinton Square
                                       Syracuse, NY 13202

       Series 2 Preferred              The Bennett Funding Group, Inc.                10,000            100.0%
         Stock  (3)                    2 Clinton Square
                                       Syracuse, NY 13202

      ----------
      (1) Except as otherwise noted below, each person has sole voting power and investment power with respect to the voting securities indicated as owned beneficially by such person.

      (2) Except as otherwise noted below, all voting securities listed are owned both of record and beneficially.

      (3) The Series 2 Preferred Stock is entitled to 20% of the total number of votes of the Company.

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

Item 13. Exhibits, Listed Reports on Form 8-K

(a)   Index to Consolidated Financial Statements and Schedules

      1.    Financial Statements

            The following financial statements of the Company are included in Annex A:

                                                                      Annex Page
                                                                      ----------

            Independent Auditor's Report on Consolidated Financial
            Statements                                                     1

            Consolidated Balance Sheets as of December 31, 1997, and
            December 31, 1998                                              2

            Consolidated Statements of Income for the years ended
            December 31, 1996, December 31, 1997, and December 31,
            1998                                                           3

            Consolidated Statements of Stockholder's Equity for the
            years ended December 31,1996, December 31, 1997, and
            December 31, 1998                                              4

            Consolidated Statements of Cash Flows for the years
            ended December 31, 1996, December 31, 1997, and
            December 31, 1998                                              5

            Notes to Consolidated Financial Statements                    6-34

      2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements.

      3. Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

            a. October 27, 1998 Form 8-K announcing rescheduling of annual meeting
            b.    November 6, 1998 Form 8-K announcing third quarter earnings
            c. December 14, 1998 Form 8-K announcing reincorporation of the Company in Delaware
            d. December 14, 1998 Form 8-K announcing extension of maturity dates of certain financing facilities with Credit Suisse First Boston Mortgage Capital LLC

      4.    The following exhibits are filed as part of this report:

            3.1      Amended and Restated Certificate of Incorporation

            3.2      By-laws

            10.9 Resort Funding, Inc Profit Sharing & 401k Plan (incorporated by reference to the Company's 1997 Form 10KSB)

            10.10    Eastern Resorts Company LLC Profit Sharing & 401k Plan

            10.11 Receivables Financing Facility extended by Holland Limited Securitization, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc. to Bennett Funding International, Ltd. and BFICP Corporation (incorporated by reference to the Company's 1997 Form 10-KSB)

            10.12 Assignment, Release and Custodial Agreement between Resort Funding, Inc., BFICP Corporation, Credit Suisse First Boston Mortgage Capital LLC, ING (U.S.) Capital Markets Corporation, ING (U.S.) Capital Markets, Inc., Holland Limited Securitization, Inc., First Trust of New York, N.A. and Concord Servicing Corporation (incorporated by reference to the Company's 1997 Form 10-KSB)

            10.13 $75,000,000 Receivables Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc. (incorporated by reference to the Company's 1997 Form 10-KSB)

            10.14 $30,000,000 Acquisition and Development Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc. (incorporated by reference to the Company's 1997 Form 10-KSB)

            10.15 Employment Agreement dated May 29, 1997, by and between Thomas J. Hamel and Richard C. Breeden, as Trustee10.11 (incorporated by reference to the Company's 1997 Form 10-KSB)

            10.16 Employment Agreement dated July 26, 1996 by and between Gerald L. Klaben, Jr. and Richard C. Breeden, as Trustee (incorporated by reference to the Company's 1997 Form 10-KSB)

            10.17 Employment Agreement dated as of August 24, 1998, between ERC and R. Perry Harris (incorporated by reference to the Company's Form 8-K filed September 11, 1998).

            10.18 Purchase Agreement among Equivest Finance, Inc. and Kosmas Group International, Inc., Avenue Plaza, LLC, Ocean City Coconut Malorie Resort, Inc., Capital City Suites, Inc., Kosmas Caribbean Holding Corporation, Steven Kosmas, Paul Kosmas, Nicholas Kosmas and Chip Gordy, dated as of February 16, 1999 (incorporated by reference to the Company's Form 8-K filed February 23, 1999).

            11. Computation of earnings per share. See Notes to Consolidated Financial Statements.

            21. Subsidiaries of the Company. Resort Funding, Inc., a Delaware corporation, BFICP Corporation, a Delaware corporation, and Eastern Resorts Company, LLC, a Rhode Island limited liability company.

                    Audited Consolidated Financial Statements

                             EQUIVEST FINANCE, INC.
                                AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

Independent Auditor's Report.................................................. 1
Consolidated Balance Sheets--December 31, 1997 and 1998....................... 2
Consolidated Statements of Income--Years Ended December 31, 1996,
  1997 and 1998............................................................... 3
Consolidated Statements of Stockholders' Equity--Years Ended
  December 31, 1996, 1997 and 1998............................................ 4
Consolidated Statements of Cash Flows--Years Ended December 31, 1996,
  1997 and 1998............................................................... 5
Notes to Consolidated Financial Statements.................................... 6

               [LETTERHEAD OF FIRLEY, MORAN, FREER & EASSA, P.C.]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Equivest Finance, Inc.
Syracuse, New York

We have audited the accompanying consolidated balance sheets of Equivest Finance, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equivest Finance, Inc. and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                    /s/ Firley, Moran, Freer & Eassa, P.c.

Syracuse, New York
February 18, 1999

CONSOLIDATED BALANCE SHEETS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                                  December 31,
                                                                          1997                   1998
                                                                     -------------           -------------
ASSETS
  Cash and cash equivalents                                          $   4,620,479           $   3,486,720
  Receivables, net                                                     122,229,365             142,326,363
  Investment in real estate joint venture                                       --               2,971,207
  Inventory                                                                     --              10,361,151
  Deferred financing costs, net                                          4,125,972               3,755,600
  Cash--restricted                                                         855,138               1,422,459
  Accrued interest receivable                                              341,107                 971,026
  Deferred taxes                                                         1,141,536                      --
  Property and equipment, net                                               26,990               3,048,252
  Goodwill, net                                                                 --              27,247,483
  Stock registration costs                                                      --               1,479,681
  Other assets                                                             143,380                 314,521
                                                                     -------------           -------------

                                                       TOTAL ASSETS  $ 133,483,967           $ 197,384,463
                                                                     =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                   $     434,072           $   2,212,975
  Accounts payable--related parties                                         11,235                      --
  Accrued expenses and other liabilities                                   519,109               3,985,402
  Taxes payable                                                                 --               1,994,381
  Deferred taxes                                                                --               2,568,465
  Notes payable                                                         99,961,357             133,116,985
                                                                     -------------           -------------
                                                  TOTAL LIABILITIES    100,925,773             143,878,208

SUBSEQUENT EVENTS, CONTINGENCIES AND COMMITMENTS

12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK                                29,745                      --

STOCKHOLDERS' EQUITY
  Cumulative Redeemable Preferred  Stock--Series 2 Class A,
    $3 par value; 15,000 shares authorized,
    10,000 shares outstanding; $10,000,000 liquidation value                30,000                  30,000
  Common Stock, $.05 par value--1997; $.01 par value--1998;
    50,000,000 shares authorized, 21,834,443 shares outstanding--
    1997 and 25,198,351 shares outstanding--1998                         1,091,723                 251,984
  Additional paid in capital                                            32,078,721              49,115,466
  Retained earnings (deficit)                                             (671,995)              4,108,805
                                                                     -------------           -------------
                                         TOTAL STOCKHOLDERS' EQUITY     32,528,449              53,506,255
                                                                     -------------           -------------

                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 133,483,967           $ 197,384,463
                                                                     =============           =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                              Year ended December 31,
                                                                 1996                  1997                  1998
                                                             ------------          ------------          ------------
REVENUE
  Interest                                                   $ 12,997,682          $ 15,511,387          $ 20,398,624
  Timeshare interval sales                                             --                    --             4,552,891
  Resort operations                                                    --                    --             3,645,649
  Gains on sales of contracts                                     422,328                29,689                    --
  Other income                                                    843,349               423,410             1,039,384
                                                             ------------          ------------          ------------
                                                               14,263,359            15,964,486            29,636,548

COSTS AND EXPENSES
  Interest                                                      8,270,593             8,076,569             7,457,618
  Debt related and other costs including amortization             903,613             1,063,377             1,924,444
  Provision for doubtful receivables                              178,543               925,000               791,349
  Cost of timeshare intervals sold                                     --                    --             1,144,488
  Sales and marketing                                                  --                    --             2,174,915
  Resort management                                                    --                    --             3,270,293
  Goodwill amortization                                                --                    --               237,925
  General and administrative                                    3,221,365             2,475,117             4,121,564
                                                             ------------          ------------          ------------
                                                               12,574,114            12,540,063            21,122,596
                                                             ------------          ------------          ------------
            INCOME BEFORE PROVISION FOR INCOME TAXES            1,689,245             3,424,423             8,513,952

PROVISION FOR INCOME TAXES
  Current                                                         195,000               510,000             2,360,000
  Deferred (credit)                                              (166,000)             (317,000)              910,000
                                                             ------------          ------------          ------------
                                                                   29,000               193,000             3,270,000
                                                             ------------          ------------          ------------

                                          NET INCOME         $  1,660,245          $  3,231,423          $  5,243,952
                                                             ============          ============          ============

NET INCOME TO COMMON STOCKHOLDERS                            $  1,133,194          $  2,500,205          $  4,643,498
                                                             ============          ============          ============

EARNINGS PER COMMON SHARE
  Basic                                                             $ .12                 $ .22                 $ .20
                                                                    =====                 =====                 =====

  Diluted                                                           $ .07                 $ .15                 $ .20
                                                                    =====                 =====                 =====

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

Years ended December 31, 1996 and 1997 and 1998

                                                Redeemable
                                                Preferred     Convertible                                Additional
                                                 Stock--      Preferred           Common Stock              Paid         Retained
                                                 Series 2      Stock--       ------------------------        In          Earnings
                                   Total         Class A       Series 2        Shares        Amount        Capital       (Deficit)
                                -----------    -----------    -----------    ----------   -----------    -----------   -----------
Balances, December 31,
  1995                          $ 2,377,036    $    30,000    $     9,000     9,484,847   $   474,243    $ 6,330,956   $(4,467,163)
Net income                        1,660,245                                                                              1,660,245
                                -----------    -----------    -----------    ----------   -----------    -----------   -----------
Balances, December 31,
  1996                            4,037,281         30,000          9,000     9,484,847       474,243      6,330,956    (2,806,918)
Conversion of debt owed
  to related party               24,970,079                                   4,645,596       232,280     24,737,799
Conversion of Series 2
  Preferred Stock to
  Common Stock                           --                        (9,000)    7,500,000       375,000       (366,000)
Dividends on Series 2
  Preferred Stock paid in
  Common Stock shares                    --                                      23,721         1,186        126,314      (127,500)
Dividends on Series 2 Class A
  Preferred Stock paid in
  Common Stock shares                    --                                     180,279         9,014        959,986      (969,000)
Common Stock warrants issued        289,666                                                                  289,666
Net income                        3,231,423                                                                              3,231,423
                                -----------    -----------    -----------    ----------   -----------    -----------   -----------
Balances, December 31,
  1997                           32,528,449         30,000             --     21,834,44     1,091,723     32,078,721      (671,995)

Dividends on 12.5%
  Redeemable Convertible
  Preferred Stock                    (8,819)                                                                                (8,819)
Conversion of 12.5%
  Redeemable Convertible
  Preferred Stock to
  Common Stock                       21,930                                      20,541         1,027         20,903
Dividends on Series 2
  Class A Preferred Stock
  paid in Common Stock
  shares                                 --                                      76,254         3,813        450,520      (454,333)
Common Stock issued              15,360,000                                   3,200,000       160,000     15,200,000
Conversion of debt owed to
  related party                     360,743                                      67,113         3,366        357,377
Reduction in par value from
  $.05 per share to $.01
  per share                              --                                                (1,007,945)     1,007,945
Net income                        5,243,952                                                                              5,243,952
                                -----------    -----------    -----------    ----------   -----------    -----------   -----------
Balances, December 31,
  1998                          $53,506,255    $    30,000    $        --    25,198,351   $   251,984    $49,115,466   $ 4,108,805
                                ===========    ===========    ===========    ==========   ===========    ===========   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                                           Year ended December 31,
                                                                               1996                  1997                  1998
                                                                           ------------          ------------          ------------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
  Net income                                                               $  1,660,245          $  3,231,423          $  5,243,952
  Adjustments to reconcile net income to net
    cash (used in) from operating activities:
    Amortization and depreciation                                               733,903             1,048,534             2,194,397
    Provision for doubtful receivables                                          178,543               925,000               791,349
    Deferred income taxes                                                      (166,000)             (317,000)              910,000
    Gains on sales of contracts                                                (422,328)              (29,689)                   --
    Changes in assets  and  liabilities,
        net of effects from purchase of
           Eastern Resorts:
           Other assets                                                      (2,754,358)           (1,218,644)           (1,703,501)
           Inventory                                                                 --                    --            (1,218,966)
           Accounts receivable--related party                                  (671,411)              163,025                    --
           Restricted cash                                                     (864,295)              273,635              (567,321)
           Accounts payable and accrued expenses                             (3,815,884)            1,473,509             2,494,286
           Accounts payable--related parties                                 (1,469,308)             (365,585)              (11,235)
           Income taxes payable                                                      --                    --             1,960,000
                                                                           ------------          ------------          ------------
                      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (7,590,893)            5,184,208            10,092,961

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                                              (17,433,818)          (25,745,306)          (19,616,378)
  Proceeds from sales of contracts                                            6,966,882             1,206,870                    --
  Sale (purchase) of equipment                                                   22,951               (26,230)              (76,528)
  Investment in joint venture                                                        --                    --            (2,971,207)
  Purchase of Eastern Resorts, net of cash acquired
    of $908,031                                                                      --                    --           (15,885,445)
                                                                           ------------          ------------          ------------
                                    NET CASH USED IN INVESTING ACTIVITIES   (10,443,985)          (24,564,666)          (38,549,558)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock registration costs, less unpaid amounts                                      --                    --              (229,681)
  Proceeds from recourse notes payable                                       26,096,575            21,042,826            89,800,505
  Payments on recourse notes payable                                        (15,944,991)          (14,092,955)          (61,200,263)
  Proceeds from non-recourse notes payable                                   36,785,065            23,821,115             2,498,750
  Payments on non-recourse notes payable                                    (15,547,922)          (14,109,373)           (5,061,343)
  Loans to related party                                                    (12,482,296)           (6,545,967)             (355,976)
  Repayments on loans receivable--related party                               5,044,328             9,960,503             3,640,028
  Proceeds from (payments on) notes payable                                     280,156              (112,413)                   --
  Payments on unsecured promissory notes payable                                     --                    --            (1,752,548)
  Payments on redemption of preferred stock                                          --                    --                (7,815)
  Preferred stock dividends paid                                                     --                    --                (8,819)
  Payments on loans payable--related party                                   (3,461,770)                   --                    --
                                                                           ------------          ------------          ------------
                                NET CASH PROVIDED BY FINANCING ACTIVITIES    20,769,145            19,963,736            27,322,838
                                                                           ------------          ------------          ------------
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     2,734,267               583,278            (1,133,759)

Cash and cash equivalents at beginning of year                                1,302,934             4,037,201             4,620,479
                                                                           ------------          ------------          ------------

                                 CASH AND CASH EQUIVALENTS AT END OF YEAR  $  4,037,201          $  4,620,479          $  3,486,720
                                                                           ============          ============          ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business: Equivest Finance, Inc. (Equivest) and its subsidiaries (collectively the Company) is a lender, developer and operator in the timeshare industry. Equivest is a holding company. Through its wholly-owned subsidiary, Resort Funding, Inc. and its subsidiary, BFICP Corporation (collectively Resort Funding), the Company provides financing to domestic and foreign timeshare resort developers (Resorts) which includes consumer lending for timeshare intervals, hypothecation loans to resort developers who pledge timeshare loans as collateral and resort acquisition and development lending. Through its wholly-owned subsidiary, Eastern Resorts Corporation and its subsidiary, Long Wharf Marina Restaurant, Inc. (collectively Eastern Resorts), the Company acquires and operates resort properties and markets and sells timeshare intervals in its own resorts in the New England area.

On August 28, 1998, Equivest entered into an Agreement and Plan of Merger with Eastern Resorts. In this transaction, Equivest acquired all of the capital stock of Eastern Resorts in exchange for $15,000,000 in cash and 3,200,000 shares of Equivest Common Stock together with the assumption of Eastern Resorts' liabilities (see Note R).

The Company is majority owned by The Bennett Funding Group, Inc. (BFG) and its affiliate, Bennett Management and Development Corporation (BMDC) which, together, own approximately 86% of the Company's voting shares.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Equivest Finance, Inc. and its subsidiaries, Equivest Capital Funding, Inc. (inactive), Resort Funding, Inc. and its subsidiary, BFICP Corporation, and as of August 28, 1998, Eastern Resorts Corporation and its subsidiary, Long Wharf Marina Restaurant, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for the year ended December 31, 1998 include twelve months of operations of Equivest and its subsidiaries, Resort Funding, Inc. and BFICP Corporation, and the operations of Eastern Resorts for the one hundred twenty five days since acquisition.

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

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Allowance for Doubtful Receivables: Receivables have been reduced by an allowance for doubtful receivables. The allowance is an amount which management believes will be adequate to absorb possible losses on existing receivables. The evaluation considers past loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions. Receivables less the collateral value are charged against the allowance when management believes that collectibility is unlikely.

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

Loan Accounted For As Investment In Real Estate Joint Venture: The Company has an acquisition and development loan which (1) provides for the receipt of additional interest equal to an amount or percentage from each timeshare sold by the developer; and (2) does not economically transfer a substantial portion of ownership risk and reward to the borrower. Accordingly, the Company has classified, and is accounting for , this loan as if it is an investment in a real estate joint venture. As such, the Company defers net interest earned and will recognize it, and the additional interest as income when the timeshare intervals are sold.

Inventory: Inventory is stated at the lower of cost or market and consists of unsold timeshare intervals available for sale and the cost of timeshare resorts under construction. Upon a sale of a timeshare interval, inventory is charged to cost of sales using the specific cost allocated to the interval. Timeshare intervals reacquired through repossession are placed back into inventory at the lower of their original historical cost basis or market value.

Deferred Financing Costs: Deferred financing costs represent unamortized expenses associated with issuing certain debt. Amortization of these costs is charged to operations on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method. The amortization of deferred financing costs amounted to $712,367 in 1996, $1,046,998 in 1997, and $1,778,183 in 1998.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which follow:

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

Goodwill: This asset represents the excess of costs over net assets arising from the acquisition of the Eastern Resort Corporation. Goodwill is being amortized on a straight-line basis over forty years. Amortization of $237,925 was charged to operations in 1998.

Interest Income: The Company recognizes interest income on its outstanding loans receivable when earned using the interest method. The interest method recognizes income at a constant rate of interest when applied to the principal outstanding.

The accrual of interest on an impaired loan is discontinued when unpaid interest, together with the loan principal outstanding, exceeds the loan's projected cash flow or the loan's net collateral value.

Gains on Sales of Contracts and Transfers of Assets: Gains on sales of contracts result from periodic sales of consumer receivables on a nonrecourse basis. The Company records gains to the extent net proceeds exceed the net investment in the consumer receivables sold. Proceeds from sales of consumer receivables were $6,966,882 in 1996, $1,206,870 in 1997, and $-0- in 1998.

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125). SFAS 125 became effective January 1, 1997 and covers the accounting for transfer and servicing of financial assets where the transferor has some continuing involvement with the assets transferred or with the transferee. Under this statement, when it applies, the Company will recognize the financial and servicing assets it controls and the liabilities it has incurred from the transfer; and will derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. There were no transfers subject to this statement during 1997 or 1998.

Timeshare Interval Sales: Timeshare interval sales are made in exchange for cash and mortgage notes receivable which are secured by a deed of trust on the timeshare interval sold. The Company recognizes the sale of an interval under the accrual method. Revenues are recognized

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

after a binding sales contract has been executed, a 10% minimum down payment has been received, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis.

Resort Operations: Revenues from resort operations primarily consist of (1) fees received for management services provided to several homeowners associations,
(2) revenues generated from renting unoccupied units on a transient basis, and
(3) revenues generated from restaurant operations.

Other Income: Other income primarily represents fees which are recognized as income when the Company performs the related service. These services include billing services for developers and loan commitment, chargeback and collection fees charged to resorts.

Advertising: All costs associated with advertising and promoting the sale of timeshare intervals are expensed in the year incurred. Advertising expense was approximately $125,000 for the year ended December 31, 1998. Prior to the acquisition of Eastern Resorts, advertising expense was minimal.

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

Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for 1996 have been restated to conform to the Statement 128 requirements.

Stock-Based Compensation: The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Because the exercise price of employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recorded under APB 25. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123).

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Segment Information: The Company became subject to segment information reporting when Equivest acquired Eastern Resorts on August 28, 1998. Segment information, as disclosed in Note S, is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and interim financial reports. It also establishes standards for disclosures about products and services, geographic areas, and major customers.

NOTE B--CONCENTRATIONS OF RISK

Credit Risk: The Company is exposed to on-balance sheet credit risk related to its notes receivable.

The Company offers financing to the buyers of timeshare intervals at the Company's resorts. These buyers generally make a down payment of at least 10 percent of the purchase price and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven year period and are secured by a first mortgage on the timeshare interval. The Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

If a buyer of a timeshare interval defaults, the Company generally must foreclose on the timeshare interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the vacation interval. Although the Company in many cases may have recourse against a timeshare interval buyer for the unpaid price, certain states have laws which limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.

Interest Rate Risk: The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers exceed the interest rates the Company pays to its lenders. Because the Company's indebtedness bears interest at variable rates and a substantial amount of the Company's receivables portfolio bears interest at fixed rates, increases in interest rates will erode the net rates that the Company has historically obtained and could cause the rate on the Company's borrowings to exceed the rate at which the Company provides financing to its customers. Currently, the Company does not engage in interest rate hedging transactions. Therefore, a significant increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, cash flows, and financial position.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE B--CONCENTRATIONS OF RISK--Continued

Availability of Funding Services: The Company funds substantially all of its notes receivable and timeshare inventory with borrowings through its financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable and timeshare sales. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows, and financial condition.

Cash: The Company maintains cash balances at various financial institutions in several states with balances in excess of $100,000 at December 31, 1998. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE C--RECEIVABLES

Receivables consist of the following:

                                                        December 31,
                                                   1997            1998
                                              -------------    -------------
    Accounts receivable                       $   1,437,928    $   2,260,906
    Notes and advance receivable                119,210,250      142,560,825
    Less allowance for doubtful receivables      (2,442,244)      (3,834,748)
                                              -------------    -------------
                                                118,205,934      140,986,983
    Promissory note receivable                           --          600,000
    Notes receivable--related party               4,023,431          739,380
                                              -------------    -------------

                                              $ 122,229,365    $ 142,326,363
                                              =============    =============

Accounts receivable primarily consist of: (1) amounts due from timeshare interval owners for maintenance and service charges which the Company remits to the resorts upon receipt, (2) the principal amount of unpaid and delinquent timeshare interval contracts which are receivable from resorts under the recourse provisions of applicable financing agreements, (3) amounts due from homeowners' associations for management services rendered and (4) amounts due from renting unoccupied units on a transient basis. Receivables are stated at their unpaid principal balances. Amounts due resorts for maintenance and service charges are included in accrued expenses and other liabilities.

Notes and advance receivables include: (1) amounts receivable from timeshare interval owners less holdbacks on funds to be advanced under those contracts,
(2) loans to resorts for acquisition and development of resort properties, and
(3) hypothecation loans to resorts secured by the resort's loans from timeshare interval owners. Interest rates on these receivables generally range from 9% to 18% per annum.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE C--RECEIVABLES--Continued

The following are the components of notes and advance receivable as of:

                                                      December 31,
                                                 1997            1998
                                            -------------     -------------
    Timeshare consumer receivables          $  91,101,627     $ 113,301,280
    Less holdbacks                            (17,320,018)      (18,391,579)
                                            -------------     -------------
                                               73,781,609        94,909,701
    Timeshare resort receivables:
      Acquisition and development              39,390,360        33,433,609
      Hypothecation loans                       5,275,456        11,904,059
      Other loans                                 762,825         2,313,456
                                            -------------     -------------
                                               45,428,641        47,651,124
                                            -------------     -------------
                                            $ 119,210,250     $ 142,560,825
                                            =============     =============

Substantially all timeshare consumer receivables purchased by the Company are collateralized by security interests in timeshare intervals and are with full recourse to the resort developers. Also, the Company's practice is to withhold approximately fifteen percent of the purchase price of each timeshare contract until the loan has been fully collected. The acquisition and development loans to resorts are collateralized by security interests in the resort properties and generally have the personal and/or corporate guarantees of the resort owners.

The promissory note receivable is due as a result of a rescission and termination of an agreement with a corporation. Interest is paid monthly at a rate equal to the lesser of LIBOR plus 1.5% or prime rate. Principal is to be paid in four equal annual installments of $150,000 and will mature on February 2002.

Notes receivable--related party are due from the bankruptcy Trustee, bear interest at 10% per annum, and are collateralized by third-party leases. These notes arose in connection with financing transactions negotiated by the Trustee which are described in Note E. In the event of default, the Company can apply unpaid amounts to a fee payable to the Trustee in connection with these financing transactions.

The Company has classified certain resort loans as impaired under SFAS 114 at December 31, 1997 and 1998. The determination of impairment was made because the debtors had not made principal payments in accordance with their contractual agreements. The outstanding balance of impaired loans amounted to $10,132,607 and $3,435,001 at December 31, 1997 and 1998, respectively. The average outstanding amounts during 1997 and 1998 were $9,765,342 and $6,783,806, respectively. The Company has no allowance for losses specifically related to these loans because it believes the market value of the collateral exceeds its loan investment.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE C--RECEIVABLES--Continued

During 1997 and 1998, the Company recorded interest income on these loans of $1,276,856, and $452,753, respectively. Interest on the impaired loan is current through December 31, 1998.

Pursuant to an agreement between the Company and a debtor, interest on the impaired loan at December 31, 1998 is being deposited into an escrow account. As of December 31, 1998, the account balance was $414,300.

The activity in the allowance for doubtful receivables for the years ended December 31, 1996, 1997 and 1998 follows:

                                                       December 31,
                                          -------------------------------------
                                              1996         1997         1998
                                          -----------  -----------  -----------
    Balance at beginning of year          $ 1,850,724  $ 1,979,182  $ 2,442,244
    Allowance related to the acquisition
      of Eastern Resort                            --           --      792,631
    Provision for doubtful receivables        178,543      925,000      791,349
    Charge-offs and recoveries, net           (50,085)    (461,938)    (191,476)
                                          -----------  -----------  -----------

    Balance at end of year                $ 1,979,182  $ 2,442,244  $ 3,834,748
                                          ===========  ===========  ===========

The Company's concentration of credit risk in its accounts and notes receivable is believed to be substantially mitigated by credit and evaluation procedures. The Company generally requires collateral and holdbacks on certain receivables and has set up reserves for potential credit losses which have been within management's expectations.

At December 31, 1998, the Company had agreements for resort development financing with 15 developers covering 22 timeshare resort complexes. As of December 31, 1998, two developers accounted for an aggregate of approximately 24% of the Company's receivable balance. The Company's timeshare contract and hypothecation lending arises from these resorts and a number of other resort developments. At December 31, 1998, the Company was committed to lend approximately $12.2 million in funds for resort construction or renovation. The Company has also agreed to make hypothecation loans to, or purchase consumer timeshare interval contracts from, 58 resorts, subject to satisfactory underwriting approval of each individual consumer.

Based on their maturity dates as of December 31, 1998, the notes and advance receivables are due during the years ending December 31 as follows:
1999--$33,306,038; 2000--$24,189,829; 2001--$40,215,992; 2002--$17,222,214; and
thereafter--$27,626,752.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE D--LOAN ACCOUNTED FOR AS INVESTMENT IN REAL ESTATE
           JOINT VENTURE

During 1998 the Company advanced funds under a loan agreement which is being accounted for as a real estate joint venture. Information on this agreement follows:

   Amounts advanced and outstanding                  $3,032,652
   Closing fee and net interest deferred               (192,549)
   Earnings based on timeshare intervals sold           131,104
                                                     ----------
   Net balance at December 31, 1998                  $2,971,207
                                                     ==========

The remaining commitment to loan during the construction period amounts to $3,267,348, and the Company has agreed to provide additional financing under a hypothecation loan to be collateralized by timeshare loans made by the developer in connection with its timeshare sales.

The agreement provides for a closing fee of $63,000, interest on the outstanding loan balance at prime rate plus 3 1/2%, and an "equity fee" of $2,100,000 to be received over the period that timeshare sales occurs. The agreement matures March 2002 and the loan is to be repaid out of the proceeds of timeshare sales. The Company holds a first mortgage on the development property.

NOTE E--RELATED PARTY TRANSACTIONS

Acquisition of Resort Funding: On February 16, 1996, Equivest entered into an Agreement and Plan of Exchange with BFG. In this transaction, Equivest acquired all of the capital stock of Resort Funding from BFG in exchange for $10,000,000 liquidation amount of Equivest Redeemable Preferred Stock and $3,000,000 liquidation amount of Equivest Convertible Preferred Stock. The Convertible Preferred Stock was convertible into 7,500,000 shares (approximately 44% of the outstanding shares after giving effect to the transaction) of Common Stock of Equivest. Another affiliated entity, BMDC also owned approximately 42% of the Common Stock of Equivest. Prior to the exchange transaction, BFG and BMDC owned approximately 75% of the Company's voting stock. Subsequently, they owned approximately 88% of the Company's voting stock. Because of the relationships among the parties, the Company accounted for the transaction as if it was a pooling of interest. The accompanying consolidated financial statements for the year ended December 1996 include Resort Funding and subsidiary, at historical cost, as if the transaction occurred on January 1, 1996.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE E--RELATED PARTY TRANSACTIONS--Continued

Recapitalization: Effective October 30, 1997, the Company increased its number of authorized shares of Common Stock from 10,000,000 to 50,000,000. The Company then issued 4,645,596 shares to BFG in full satisfaction of indebtedness to BFG at November 24, 1997 of $24,970,079, including demand notes payable and accrued interest. The conversion price of $5.375 per share was determined using the average closing price of the Company's Common Stock for ten days preceding Board of Directors' approval of the transaction.

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

The $24,970,079 net liability was subsequently corrected by an increase of $360,743 which had been recorded as an accrued liability as of December 31, 1997. After final resolution with the Bankruptcy Court, and Board of Director approval in October 1998, the Company issued an additional 67,113 shares of its Common Stock to BFG in payment of this liability.

Income and Expense: Interest income earned on the notes receivable from the bankruptcy Trustee amounted to $61,467 in 1996, $625,511 in 1997, and $219,276 in 1998.

Interest expense incurred on the related party debt amounted to $2,050,773 in 1996 and $1,475,609 in 1997.

Other: The Company leases its office facilities from BFG. In 1997 its five year lease was terminated without penalty when the Company relocated within the same property. Currently, rent is paid on a month-to-month basis ($6,782 per month) until a new lease agreement is finalized. Rent expense for the office facilities amounted to $161,213 in 1996, $146,399 in 1997 and $74,117 in 1998.

The Company's Chief Executive Officer is the bankruptcy Trustee for BFG and BMDC (see Note J). He has not received any compensation from the Company or the bankruptcy Estate for his duties at the Company.

Under an agreement which expired March 31, 1996, the Company paid BFG $422,115 in 1996 for various administrative services including billing, collection, legal and management services. Subsequent to March 31, 1996, the Company receives administrative services from BFG related to billing consumer amounts due under timeshare interval contracts. This expense amounted to $85,871 in 1996, $63,500 in 1997 and $184,686 in 1998.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE F--RESTRICTED CASH

Restricted cash primarily consists of: (1) amounts on deposit at financial institutions as security under lending agreements, and (2) deposits in accounts to be applied to its financing facilities.

NOTE G--PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997 and 1998:

                                                          December 31,
                                                      1997           1998
                                                  ----------      ----------
    Land                                          $      -0-      $   81,489
    Building and improvements                            -0-       2,672,575
    Furniture and equipment                           28,895         365,757
                                                  ----------      ----------
                                                      28,895       3,119,821
    Less accumulated depreciation                      1,905          71,569
                                                  ----------      ----------
    Property and equipment, net                   $   26,990      $3,048,252
                                                  ==========      ==========

Depreciation expense amounted to $370 in 1996, $1,535 in 1997 and $69,664 in 1998.

NOTE H--NOTES PAYABLE

Notes payable consist of the following:

                                                                          December 31,
                                                                       1997          1998
                                                                    ----------    ----------
    $75,000,000 receivables financing facility                     $43,956,667   $54,178,431

    $30,000,000 resort acquisition and development financing
    facility, less unamortized discount of $289,666 at
    December 31, 1997, and $181,041 at December 31, 1998            10,312,017    18,109,952

    Acquisition indebtedness:
      $15,000,000 bridge loan                                               --     3,525,047
      $11,500,000 mortgage and timeshare receivable loan                    --     8,556,490

    $7,500,000 revolving line of credit used to finance resort acquisition and development loans; due October 2001; payable in monthly installments at a variable interest rate (9.75%
    at December 31, 1998)                                                   --     5,078,677
                                                                    ----------    ----------
                                                         Subtotal   54,268,684    89,448,597

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE H--NOTES PAYABLE--Continued

                                                                                     December 31,
                                                                              1997                  1998
                                                                          ------------          ------------
    Balances brought forward                                              $ 54,268,684          $ 89,448,597

    Revolving line of credit facilities with aggregate maximum borrowing of $7,635,645; used to finance timeshare
    receivables; payable in monthly installments through December
    2000, with variable interest rates ranging from 9.75% to
    10.00% at December 31, 1998                                                     --             3,796,810

    Collateralized notes payable to banks in monthly installments through 2008 with interest ranging from 8.25% to 11% per
    annum                                                                   10,176,221             7,932,893

    Nonrecourse collateralized notes payable to banks in monthly installments through 2001 with interest ranging from 10.5%
    to 11% per annum                                                         6,154,357             3,591,764

    Collateralized notes payable to banks and others in monthly installments through 2006 with interest from 1/2% to 4% per
    annum                                                                   22,571,318            23,252,749

    Fee payable to bankruptcy Trustee in connection with arrange-
    ment of 1/2% to 4% notes payable above, due in varying annual
    amounts                                                                  3,387,066             3,443,008

    Unsecured promissory notes payable maturing through December
    2002, interest ranging from 8.00% to 8.75% per annum                     3,403,711             1,651,164
                                                                          ------------          ------------

                                                                          $ 99,961,357          $133,116,985
                                                                          ============          ============

The receivables financing and credit facilities and the collateralized notes payable are collateralized by security agreements and assignment of payments due on timeshare contract notes receivable and notes receivable from resorts.

Receivable and Resort Acquisition and Development Financing Facilities: In November 1997 the Company obtained a $75 million credit facility from a bank to be used to fund the financing of timeshare receivables. The facility has a two-year revolving period ending in November 1999 and a one-year payment period ending in November 2000. Outstanding balances bear interest

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE H--NOTES PAYABLE--Continued

at a floating rate (6.964% at December 31, 1998). In this transaction, the bank took an assignment of the Company's previous $50 million purchase/pledge financing facility. In connection with the assignment, the Company repurchased receivables previously sold to the predecessor bank at the outstanding principal balance of $6,404,619. Currently, no securitization and sale transactions have taken place. Timeshare receivables collateralize borrowings under this facility.

The Company also obtained a $30 million credit facility from the bank to be used to fund acquisition and development loans to resorts. It has a two-year revolving term ending in November 1999 and a one-year payment period ending in November 2000. Outstanding balances bear interest at a floating rate (7.964% at December 31, 1998). In connection with this transaction, the bank received warrants for the purchase of 250,000 shares of the Company's Common Stock as described in Note N. The warrants were valued at $289,666 which has been accounted for as a discount in consideration for making the loan. The discount is being amortized as interest expense over the loan term. Acquisition and development loans collateralize borrowings under this facility.

The agreements contain both specific and general covenants including maintenance of specific collateralization and default rates with respect to pledged receivables and tangible and overall net worth requirements.

Acquisition Indebtedness: In August 1998 the Company borrowed approximately $12,100,000 under a $15,000,000 loan agreement which was used in the purchase of Eastern Resorts (see Note R). In connection with this transaction, the bank received warrants for the purchase of 180,000 shares of the Company's Common Stock. It was determined that the warrants had no value for accounting purposes at the date of grant. The loan is collateralized by a first priority lien on any and all unencumbered assets of Eastern Resorts and Resort Funding, Inc.'s equity in certain notes receivable.

Additionally, the Company borrowed approximately $9,700,000 under an $11,500,000 loan agreement. The proceeds enabled Eastern Resorts to pay off amounts it owed to Resort Funding for timeshare and acquisition and development financing. The loan is collateralized by a first priority mortgage lien on real property, liens on personal property and assignment liens on certain timeshare notes receivable and their proceeds.

The loans had an initial maturity date of December 11, 1998 but were extended to June 11, 1999. Outstanding balances bear interest at a floating rate (8.064% at December 31, 1998). The agreements contain affirmative covenants including, but not limited to, submission of financial statements, and maintenance of minimum net worth and quarterly net income. The agreement also contains negative covenants which restrict the Company, including its subsidiaries, from incurring debt, disposing of collateral and declaring or paying dividends.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE H--NOTES PAYABLE--Continued

1/2% to 4% Collateralized Notes Payable: Beginning in November 1996, the Company has obtained financing at favorable interest rates from banks and others who were creditors of affiliates which had filed for bankruptcy protection as (see Note J). The bankruptcy Trustee arranged this financing and borrowed part of the proceeds from the Company in order to settle the bankrupts' obligations with those creditors. As consideration for the financing, the Company will pay a fee to the bankruptcy Trustee based on an annual rate of approximately 3% of the unpaid principal balance of the loans. The Company is recognizing this fee as expense over the various loan terms. The loans are collateralized primarily with timeshare receivables.

Unsecured Promissory Notes Payable: The unsecured promissory notes payable matured on December 1, 1998. The Company paid $1,752,548 of these notes and holders of the remaining notes totalling $1,651,164 agreed to extend the maturity of their notes for periods of three months to four years with interest ranging from 8.00% to 8.75% per annum.

Subsequent maturities of notes payable for the years ending December 31 are:
1999-- $21,231,540; 2000--$85,952,488; 2001--$12,706,078; 2002--$6,248,946;
2003--$5,639,316; and thereafter $1,338,617.

NOTE I--INCOME TAXES

The consolidated provisions for income taxes included in the accompanying statements of income consist of the following for the years ended December 31, 1996, 1997 and 1998:

                                                   December 31,
                                    -----------------------------------------
                                        1996           1997          1998
                                    -----------    -----------    -----------
    Current provision:
      Federal                       $        --    $    72,000    $ 1,650,000
      State                             195,000        438,000        710,000
                                    -----------    -----------    -----------
                                        195,000        510,000      2,360,000

    Deferred provision (benefit):
      Federal                            31,000       (280,000)       830,000
      State                            (197,000)       (37,000)        80,000
                                    -----------    -----------    -----------
                                       (166,000)      (317,000)       910,000
                                    -----------    -----------    -----------

                                    $    29,000    $   193,000    $ 3,270,000
                                    ===========    ===========    ===========

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE I--INCOME TAXES--Continued

The provisions for income taxes are less than amounts computed by applying the statutory rate (34%) to income before income taxes for the following reasons:

                                                  December 31,
                                   -----------------------------------------
                                      1996            1997           1998
                                   -----------    -----------    -----------
    Income taxes at statutory
      rates                        $   589,000    $ 1,164,000    $ 2,895,000
    State income taxes, net of
      federal income tax benefit       129,000        264,000        521,000
    Reduction of valuation
      allowance                       (714,000)    (1,307,000)      (233,000)
    Alternative minimum tax                 --         72,000             --
    Other items                         25,000             --         87,000
                                   -----------    -----------    -----------

    Provision for income taxes     $    29,000    $   193,000    $ 3,270,000
                                   ===========    ===========    ===========

The Company had valuation allowances for net operating loss carryforwards because there was no assurance that the Company would generate sufficient taxable earnings to utilize unrestricted loss carryforwards before they expired. Management believes that all other net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

The changes in the valuation allowance for 1996, 1997 and 1998 were attributed to:

                                                     December 31,
                                      -----------------------------------------
                                          1996           1997           1998
                                      -----------    -----------    -----------
    Reduction of operating loss
      carryforwards                   $  (534,000)   $(1,306,906)   $  (232,615)

    Revaluation of allowance for
      deferred state income taxes        (180,000)            --             --
                                      -----------    -----------    -----------

    Decrease in valuation allowance   $  (714,000)   $(1,306,906)   $  (232,615)
                                      ===========    ===========    ===========

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE I--INCOME TAXES--Continued

Net deferred tax assets (liabilities) included in the accompanying balance sheets are comprised of the following at December 31, 1997 and 1998:

                                                           December 31,
                                                       1997           1998
                                                   -----------    -----------
   Deferred tax assets:
      Receivable allowance                         $   888,822    $ 1,290,594
      Net operating loss carryforwards                 232,615             --
      AMT credit                                        97,438             --
      State income taxes, net of federal benefit       155,276             --
   Other                                                    --         86,233
                                                   -----------    -----------
                                                     1,374,151      1,376,827
   Valuation allowance                                (232,615)            --
                                                   -----------    -----------
   Deferred tax assets                               1,141,536      1,376,827

   Deferred tax liabilities:
      Installment sale receivables                          --      3,589,160
      Deferred financing costs                              --        130,624
      State income taxes, net of federal benefit            --        225,508
                                                   -----------    -----------
      Deferred tax liabilities                              --      3,945,292
                                                   -----------    -----------

   Net deferred tax asset (liability)              $ 1,141,536    $(2,568,465)
                                                   ===========    ===========

As described in Note P, Equivest entered into an Agreement and Plan of Merger with Eastern Resorts as of August 28, 1998. Prior to that time Eastern Resorts was a Subchapter S corporation. As a result of the merger, the Subchapter S status of Eastern Resorts was terminated. Consequently, Equivest recorded a $2,800,000 deferred tax liability as part of the purchase accounting to reflect the difference between the tax basis and book basis of acquired installment receivables.

The Company had federal net operating loss carryforwards of approximately $684,000 at December 31, 1997 which were fully used in 1998.

NOTE J--CONTINGENCIES AND COMMITMENTS

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

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE J--CONTINGENCIES AND COMMITMENTS--Continued

The Company has been named in several federal and state class action claims brought in connection with investments made by the claimants through BFG or its other affiliates. The federal claims are currently under a settlement agreement which requires the approvals of both the federal Bankruptcy and District courts. If approved, the settlement agreement provides for the Company's final dismissal from those actions. Two state actions remain pending. One of these may ultimately be barred from prosecution if the federal actions are resolved as described above. With respect to the other, there has been no activity with the claim to date.

The Company is a defendant in a legal action filed by a former officer and director of the Company against the Company and other parties containing numerous allegations and claiming compensatory damages in excess of $1,000,000, interest and costs. The Company believes that it has meritorious defenses to the allegations and intends to defend the lawsuit vigorously.

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

The Company has employment agreements with three of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances including change of control, as defined. The Company's minimum payment obligation under the severance provisions of these agreements was $1,033,000 at December 31, 1997 and $2,021,000 at December 31, 1998.

The Company has management agreements with homeowners' associations at several of its timeshare resorts. Under these agreements the Company is required to provide administrative, accounting, maintenance, security, utilities and professional services; provide insurance coverage and pay real estate and personal property taxes. In exchange for these services the Company is reimbursed for costs incurred and receives a management fee for the services provided. These contracts expire at various dates through January 2001.

NOTE K--12.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

At December 31, 1997 the Company had 9,915 outstanding shares of 12.5% Redeemable Convertible Preferred Stock, $3 par value per share. The Company redeemed the shares effective February 13, 1998 and paid $8,819 in cumulative dividends.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE L--STOCKHOLDERS' EQUITY

Preferred Stock and Cumulative Redeemable Preferred Stock Series 2 Class A: The Company has authorized 1,000,000 shares of preferred stock with a $3 par value. At December 31, 1998 the Company has 10,000 shares of Series 2 Class A preferred stock outstanding which is held by BFG. BFG is entitled to the number of votes which equals 20% of the total number of voting shares of the Company's stock. In the event of liquidation, these shares have a liquidation value of $1,000 per share ($10,000,000 in total) plus all accrued and unpaid dividends. The Company may, at its option any time after February 16, 2003, redeem this stock in whole or in part at its liquidation value plus accrued and unpaid dividends. Dividends on this issue are cumulative and payable quarterly when declared by the Company at the rate of $60 per annum per share.

The Company paid cumulative dividends of $969,000 in 1997 and $454,333 in 1998 by issuing 180,279 and 76,254 shares of its Common Stock to BFG in 1997 and 1998, respectively. At December 31, 1998, the cumulative undeclared and unpaid dividends amount to $300,000.

Common Stock: At the annual meeting held on December 8, 1998, the stockholders approved an amendment to the Certificate of Incorporation reducing the par value of the Common Stock from $.05 per share to $.01 per share.

NOTE M--FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications, estimated transaction costs that may result from bulk sales, or the relationship between various financial instruments. Fair values for the Company's financial instruments are based on judgments regarding current economic conditions, interest rate characteristics, loss experience

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE M--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

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

Fair value estimates do not include anticipated future business or the values of assets, liabilities and customer relationships that are not considered financial instruments. Other assets and liabilities that are not considered financial instruments include deferred taxes, deferred financing costs and accounts payable and accrued expenses. Accordingly, the estimated fair value amounts of financial instruments do not represent the entire value of the Company.

Cash and Restricted Cash: The carrying amounts reported in the balance sheets are their estimated fair values since the amounts are payable on demand.

Accounts and Notes Receivable and Investment in Real Estate Joint Venture: The estimated fair value of these amounts were developed using estimated cash flows and maturities based upon contractual interest rates and historical experience and discounting those cash flows using current market interest rates. The Company's carrying amount and fair value of accounts and notes receivables are summarized as follows:

                                                            December 31,
                                                        1997           1998
                                                    ------------   ------------
   Carrying amount                                  $118,205,934   $140,986,983

   Fair Value                                       $121,071,554   $143,127,829

The carrying value of the Company's commitments to lend as disclosed in Note C approximates their fair value. The carrying amount of the promissory note receivable outstanding at December 31, 1998 is its estimated fair value based on current market rates.

It was not practicable to estimate the fair values of the notes receivable--related party because of the nature of the indebtedness and resultant excessive cost to estimate their fair values.

Notes Payable: The fair value of notes payable were estimated using rates available to the Company at December 31, 1997 and 1998 for similar debt and remaining maturities. The carrying amount and fair value of notes payable were summarized as follows:

                                                            December 31,
                                                        1997           1998
                                                    ------------   ------------
   Carrying amount                                  $ 99,961,357   $133,116,985

   Fair Value                                       $ 96,363,881   $130,053,594

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE M--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

12.5% Redeemable Convertible Preferred Stock: It is not practicable, because of cost, to determine the estimated fair value of this relatively small amount outstanding.

NOTE N--STOCK OPTIONS, GRANTS, AND WARRANTS

Stock Options: At December 31, 1998, the Company has two stock-based compensation plans which are described in greater detail below. The Company applied APB Opinion No. 25 and related interpretations in accounting for its plans. Using these criteria, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for the Company's stock option portion of the plans, based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Year ended
                                                      December 31,
                                                    1997        1998
                                                ----------   ----------
   Net income:
      As reported                               $3,231,423   $5,243,952
      Pro forma                                  3,213,423    5,058,680
    Net income per common share:
      As reported--basic                               .22          .20
      Pro forma--basic                                 .21          .19
      As reported--diluted                             .15          .20
      Pro forma--diluted                               .15          .19
    Weighted average fair value of
      options granted under the 1997
      Incentive Long-Term Plan                         .68          .67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1998:

                                                    1997         1998
                                                   -------      -------
   Dividend yield                                     -0-%         -0-%
   Expected volatility                               2.96%        0.90%
   Risk free interest rates                          6.26%        3.92%
   Expected life                                   4 years      4 years

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE N--STOCK OPTIONS, GRANTS, AND WARRANTS--Continued

1988 Stock Option Plan: The Company has a stock option plan which reserves 100,000 shares of Common Stock. The Plan provides that no options may be granted after September 1, 1999. There were no options granted, cancelled or exercised during 1996, 1997 or 1998 and there were no options outstanding at December 31, 1997 or 1998.

1997 Long-Term Incentive Plan: The 1997 long-term incentive plan (1997 Plan) became effective September 1, 1997. Under the Plan, nonqualified and incentive stock options may be granted to employees and directors as detailed in the Plan. The exercise price for the options shall be determined by the compensation committee of the Board of Directors. At December 31, 1998 the maximum number of shares of Common Stock which may be issued under the 1997 Plan is 3,500,000. The term of the Plan is ten years; however, the Board of Directors may discontinue the plan at its discretion.

The following table summarizes information concerning outstanding and exercisable options:

                                                  Shares of
                                                 Common Stock          Weighted
                                            -----------------------    average
                                            Available      Under       exercise
                                            for option     option       price
                                            ---------     ---------   ---------
   Balance at January 1, 1996 and
      December 31, 1996                       100,000            --   $      --

   Shares reserved under 1997 Plan          1,600,000            --          --

   Granted                                   (858,100)      858,100        3.28
                                            ---------     ---------   ---------

   Balances at December 31, 1997              841,900       858,100        3.28

   Granted                                   (166,300)      166,300        4.31

   Additional shares reserved under
      the 1997 Plan                         1,900,000            --          --
                                            ---------     ---------   ---------

                                            2,575,600     1,024,400   $    3.45
                                            =========     =========   =========

The following table summarizes information concerning currently outstanding and exercisable options:

                                                     Exercise Prices
                                               ---------------------------
                                                $1.00     $5.05     $4.31
                                               -------   -------   -------
    Number outstanding                         375,000   483,100   166,300

    Remaining contractual life, in years           3.4       9.0       9.8

    Number exercisable                         187,500   120,775        --

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE N--STOCK OPTIONS, GRANTS, AND WARRANTS--Continued

An August 24,1998 employment agreement with an officer provides for annual option grants if the Company reaches certain pretax income as defined in the agreement. The agreement has a five-year term with successive one-year renewals at the election of the parties as set forth in the agreement. It provides for the issuance of options covering (1) 30,000 common shares if the Company reaches at least 100%, but less than 125%, of the pretax income target, and (2) 60,000 common shares if the Company reaches 125% of the target, for any fiscal year under the agreement. Options granted will have an exercise price of the fair market value of the common shares on the date of grant and will expire ten years from the date granted. They will vest at a rate of 20% per year. There were no options granted under this agreement during 1998.

In December 1998, the Company and its chief executive officer reached agreement on his employment terms which will be effective on the date of the proposed sale of common shares described in Note Q. The terms are subject to (1) entering into a written contract prior to the proposed sale and (2) the sale of the common shares now held by the bankrupt Estate (BFG and BMDC). The terms include a stock option grant, on the date of the offering, for the purchase of 1,000,000 common shares at an exercise price equal to the share price of the offering. Additionally, the terms provide for a grant of either 125,000 or 250,000 restricted common shares provided that certain stock appreciation targets are met during each of the first and second twelve month periods after the offering.

Common Stock Warrants: In November 1997, the Company issued warrants to purchase 250,000 shares of Common Stock to a bank in connection with the credit facility as described in Note H. The warrants may be exercised at any time prior to November 2002, in whole or in part and in any order, by purchasing 125,000 shares at $3.50 per share and 125,000 shares at $4.00 per share. None of these warrants were exercised in 1997 or 1998.

In August 1998 the Company issued warrants to purchase 180,000 shares of Common Stock to a bank in connection with the acquisition indebtedness described in Note H. The warrants may be exercised at any time prior to July 18, 2003, in whole or in part, and in any order at an exercise price of $8.00 per share. These warrants were outstanding at December 31, 1998.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE O--EARNINGS PER COMMON SHARE

Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                   Income               Shares          Per-Share
                                                                -----------           -----------      -----------
                                                                (Numerator)          (Denominator)        Amount
                                                                -----------           -----------      -----------
For the Year Ended December 31, 1996:
   Net Income                                                   $ 1,660,245
   Less:  preferred stock dividends                                (527,051)
                                                                -----------
   Basic earnings per share:
     Income available to common stock-
       holders                                                    1,133,194             9,484,847          $   .12
                                                                                                           =======
   Effect of dilutive securities:
     Cumulative Convertible--Series 2 preferred
       stock                                                                            7,500,000
     12.5% Redeemable Convertible preferred
       stock                                                          3,718                27,861
                                                                -----------            ----------
   Diluted earnings per share:
     Income available to common stockholders
       plus assumed conversions                                 $ 1,136,912            17,012,708          $   .07
                                                                ===========            ==========          =======

For the Year Ended December 31, 1997:
   Net Income                                                   $ 3,231,423
   Less: preferred stock dividends                                 (731,218)
                                                                -----------
   Basic earnings per share:
     Income available to common stockholders                      2,500,205            11,582,587          $   .22
                                                                                                           =======
   Effect of dilutive securities:
     Cumulative Convertible--Series 2 preferred
       stock                                                        127,500             6,226,027
     12.5% Redeemable Convertible preferred
       stock                                                          3,718                27,861
     Warrants                                                            --                 9,154
     Stock options                                                       --                68,273
                                                                -----------            ----------

   Diluted earnings per share:
     Income available to common stockholders
       plus assumed conversions                                 $ 2,631,423            17,913,902          $   .15
                                                                ===========            ==========          =======

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE O--EARNINGS PER COMMON SHARE--Continued

                                                  Income         Shares       Per-Share
                                               -----------    -----------    -----------
                                               (Numerator)   (Denominator)      Amount
                                               -----------    -----------    -----------
For the Year Ended December 31, 1998:
  Net Income                                   $ 5,243,952
  Less: preferred stock dividends                 (600,454)
                                               -----------
  Basic earnings per share:
    Income available to common stockholders      4,643,498     23,010,104           $.20
                                                                                    ====

  Effect of dilutive securities:
    12.5% Redeemable Convertible preferred
      stock                                            454          3,359
    Warrants                                            --         82,049
    Stock options                                       --        355,731
                                               -----------    -----------

  Diluted earnings per share:
    Income available to common stock-
      holders plus assumed conversions         $ 4,643,952     23,451,243           $.20
                                               ===========    ===========           ====

The Company granted options to purchase 483,100 shares of Common Stock at $5.05 per share during the year ended December 31, 1997. These options were not included in computing the 1997 diluted per share data because to do so would have resulted in increasing the earnings per share data as compared to the amounts reported for the basic per share data.

In August 1998, the Company issued warrants to purchase 180,000 shares of Common Stock at an exercise price of $8.00 per share. These warrants were not included in computing the diluted per share data because to do so would have resulted in increasing earnings per share data as compared to the amounts reported for the basic per share data.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE P--SUPPLEMENTAL CASH FLOWS INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions during the years ended December 31, 1996, 1997 and 1998:

                                                             December 31,
                                                   1996          1997          1998
                                               -----------   -----------   -----------
   Interest paid                               $ 6,223,101   $ 6,779,790   $ 7,381,529

   Income taxes paid                               124,682       338,000       537,000

   Noncash transactions:
     Conversion of related party debt to
       Common Stock                                     --    24,970,079       360,743
     Payment of dividends on Series 2
       Preferred Stock with shares of
       Common Stock                                     --     1,096,500       454,333
     Issuance of Common Stock warrants in
       consideration of credit agreement                --       289,666            --
     Conversion of preferred stock to
       Common Stock                                     --         9,000        21,930
     Common Stock issued as part of Eastern
       Resort's purchase                                --            --    15,360,000
     Change in par value of Common Stock from
       $.05 to .01                                      --            --     1,007,945

NOTE Q--PROPOSED SALE OF COMMON STOCK

Shares of Common Stock held by certain stockholders, including the shares held by BFG and BMDC, and additional shares of previously unissued Common Stock are in the process of registration for proposed sale to the public. Depending upon the success of the Company's Offering, the Company intends to use its net proceeds to repurchase its Series 2 Class A Redeemable Preferred Stock, to repay certain existing indebtedness, for working capital and other corporate purposes.

NOTE R--PURCHASE OF EASTERN RESORTS

On August 28, 1998, Equivest acquired Eastern Resorts which is a developer and operator of timeshare resorts in the New England area. The transaction was accounted for as a purchase and, accordingly, the operating results of Eastern have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price of $57.6 million was comprised of cash of $15 million, 3.2 million shares of Equivest's Common Stock, assumption of certain liabilities of $25.8 million and $1.4 million of costs of the acquisition. The funds used were mostly provided by a short-term bridge loan from a bank (see Note H). The purchase price exceeded the fair value of net assets acquired by approximately $27.5 million, which is being amortized on a straight line basis over 40 years.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE R--PURCHASE OF EASTERN RESORTS--Continued

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 and 1998 assumes the Eastern Resorts acquisition occurred as of January 1, 1997 and 1998, respectively:

                                                       December 31,
                                                    1997           1998
                                                -----------    -----------
   Net revenue                                  $34,685,000    $46,466,000
   Net income                                     3,190,000      5,764,000
   Earnings per share:
     Basic                                          $.17           $.21
                                                    ====           ====
     Diluted                                        $.12           $.20
                                                    ====           ====

The pro forma amounts reflect the results of operations for the Company, the acquired business and the elimination of revenues and costs and expenses between the Company and Eastern Resorts. The pro forma results do not necessarily represent results which would have occurred if the acquisition had actually taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

NOTE S--SEGMENT INFORMATION

As a result of the acquisition of Eastern Resorts on August 28, 1998 the Company has two reportable segments which are strategic business units that offer different products and services within the timeshare resort industry. Each segment is managed separately because each business requires different business strategies. Through its financing operations, the Company provides financing to resorts which includes consumer lending for timeshare intervals, hypothecation loans to resort developers and resort acquisition and development loans. The resort development segment acquires, develops and operates resort properties and markets and sells timeshare intervals.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is based on the specific debt incurred by each segment. Intersegment interest is based on interest rates which are similar to those with third parties. Management evaluates the performance of each segment based on profit or loss from operations before income taxes.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE S--SEGMENT INFORMATION--Continued

Financial information with respect to each reportable segment for 1998 follows (including the Resort Development segment from August 28, 1998):

                                                         Resort
                                         Financing    Development       Total
                                        ------------  ------------  ------------
   Revenues from external customers     $  1,039,384  $  8,198,540  $  9,237,924

   Intersegment revenues                     216,256            --       216,256

   Interest revenues                      20,356,156        42,468    20,398,624

   Interest expense                        7,204,254       248,130     7,452,384

   Depreciation and amortization           1,488,187       289,723     1,777,910

   Segment profit                          8,057,556     1,351,622     9,409,178

   Segment assets                        167,533,181    42,738,636   210,271,817

   Expenditures for segment assets            53,522        23,006        76,528

   Other significant non-cash items:

     Provision for doubtful receivables      791,349            --       791,349

   The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements:

   Revenue
     Total revenue of reportable segments                     $ 29,852,804
     Intersegment revenue                                         (216,256)
                                                              ------------
          Consolidated revenue                                $ 29,636,548
                                                              ============
   Profit
     Total profit of reportable segments                      $  9,409,178
     Unallocated corporate expenses                               (895,226)
                                                              ------------
          Consolidated income before provision
             for income taxes                                 $  8,513,952
                                                              ============

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE S--SEGMENT INFORMATION--Continued

   Assets
     Total assets of reportable segments                         $210,271,817
     Segment accounts receivable eliminated in consolidation      (14,867,474)
     Other unallocated amounts                                      1,980,120
                                                                 ------------
     Total Assets                                                $197,384,463
                                                                 ============

Reconciliation of Other Significant Items

                                         Reportable   Reconciling   Consolidated
                                          Segments       Items        Amounts
                                        -----------   -----------   -----------
   Interest revenue                     $20,398,624   $        --   $20,398,624

   Interest expense                       7,452,384         5,234     7,457,618

   Expenditures for assets                   76,528            --        76,528

   Depreciation and amortization          1,777,910       419,487     2,194,397

   Provision for doubtful receivables       791,349            --       791,349

      The reconciling items represent unallocated corporate expenses and intersegment charges eliminated in consolidation.

NOTE T--SUBSEQUENT EVENTS

Agreement to Acquire Resort Properties: On February 17, 1999 the Company signed a definitive agreement to purchase six timeshare resorts, one resort development site and related management contracts, timeshare interval receivables and related operating assets. Final closing is subject to completion of due diligence, title clearance, and similar matters. The agreement provides for a cash payment of $4 million and assumption of approximately $60 million of the seller's liabilities. The Company may assume a portion of certain additional liabilities which are subject to additional negotiations. Additional contingent consideration of up to 250,000 shares of Common Stock will be paid if the purchased entities achieve certain earnings results over the four calendar quarters following completion of the transaction.

Purchase of Real Property: At December 31, 1998, the Company was party to a purchase and sales agreement, whereby the Company will purchase certain real property located in Newport, Rhode Island for $1,000,000. Included in the balance sheet at December 31, 1998 was a $50,000 down payment to be applied to the purchase price. On January 4, 1999 the remaining balance of $950,000 was remitted to the seller in consummation of the transaction.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE U--EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution profit sharing and 401(k) plans covering substantially all employees. These plans permit employee contributions up to 15% of compensation subject to statutory limitations. The Company makes matching contributions which are subject to maximum percentages of the employee's contribution and pay. It may also make discretionary contributions. Matching contributions amounted to $-0- in 1996, $44,595 in 1997, and $41,311 in 1998. There were no discretionary contributions in those years.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                        EQUIVEST FINANCE, INC.


                                        By: /s/ Gerald L. Klaben, Jr.
                                            ------------------------------------
                                            (Gerald L. Klaben, Jr., Chief
                                            Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.:                              Exhibit
------------                              -------

   3.1            Amended and Restated Certificate of Incorporation

   3.2            By-laws

   10.9 Resort Funding, Inc Profit Sharing & 401k Plan (incorporated by reference to the Company's 1997 Form 10KSB)

   10.10          Eastern Resorts Company LLC Profit Sharing & 401k Plan

   10.11 Receivables Financing Facility extended by Holland Limited Securitization, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc. to Bennett Funding International, Ltd. and BFICP Corporation (incorporated by reference to the Company's 1997 Form 10-KSB)

   10.12 Assignment, Release and Custodial Agreement between Resort Funding, Inc., BFICP Corporation, Credit Suisse First Boston Mortgage Capital LLC, ING (U.S.) Capital Markets Corporation, ING (U.S.) Capital Markets, Inc., Holland Limited Securitization, Inc., First Trust of New York, N.A. and Concord Servicing Corporation (incorporated by reference to the Company's 1997 Form 10-KSB)

   10.13 $75,000,000 Receivables Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc. (incorporated by reference to the Company's 1997 Form 10-KSB)

   10.14 $30,000,000 Acquisition and Development Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc. (incorporated by reference to the Company's 1997 Form 10-KSB)

   10.15          Employment Agreement dated May 29, 1997, by and between Thomas
                  J. Hamel and Richard C. Breeden, as Trustee10.11 (incorporated by reference to the Company's 1997 Form 10-KSB)

   10.16          Employment Agreement dated July 26, 1996 by and between Gerald
                  L. Klaben, Jr. and Richard C. Breeden, as Trustee (incorporated by reference to the Company's 1997 Form 10-KSB)

   10.17 Employment Agreement dated as of August 24, 1998, between ERC and R. Perry Harris (incorporated by reference to the Company's Form 8-K filed September 11, 1998).

   10.18 Purchase Agreement among Equivest Finance, Inc. and Kosmas Group International, Inc., Avenue Plaza, LLC, Ocean City Coconut Malorie Resort, Inc., Capital City Suites, Inc., Kosmas Caribbean

                  Holding Corporation, Steven Kosmas, Paul Kosmas, Nicholas Kosmas and Chip Gordy, dated as of February 16, 1999 (incorporated by reference to the Company's Form 8-K filed February 23, 1999).

   11. Computation of earnings per share. See Notes to Consolidated Financial Statements.