Form 10QSB
period 1999-03-31
EQUIVEST FINANCE INC
filed 1999-05-17
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

Commission File Number: 0-18201
                        -------

                             EQUIVEST FINANCE, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              59-2346270
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

100 Northfield Street, Greenwich, Connecticut                              06830
---------------------------------------------                              -----
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code: (888) 373-7678

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 31, 1999, 25,688,351 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----
   Item 1.  Financial Statements
              Consolidated Financial Information:                              3
                Consolidated Balance Sheets - March 31, 1999(unaudited)
                and December 31, 1998                                          3
                Unaudited Consolidated Income Statements -
                Three Months Ended March 31, 1999 and 1998                     4
                Unaudited Consolidated Statement of Equity Accounts            5
                Unaudited Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1999 and 1998                     6
                Notes to Interim Consolidated Financial Information            7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               13

PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 19

   Item 2.  Changes in Securities                                             19

   Item 3.  Defaults Upon Senior Securities                                   19

   Item 4.  Submission of Matters to a Vote of Security Holders               19

   Item 5.  Other Information                                                 19

   Item 6.  Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                    20

                          PART I - FINANCIAL STATEMENTS

                         Item 1. Financial Statements

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 March 31,1999      December 31,
                                                 -------------      ------------
ASSETS                                             (Unaudited)          1998
                                                   -----------          ----

Cash and cash equivalents                         $  4,404,183      $  3,486,720

Receivables, net                                   156,223,212       142,326,363

Investment in real estate joint venture              3,698,865         2,971,207

Inventory                                           60,125,652        10,361,151

Deferred financing costs, net                        3,271,831         3,755,600

Cash - restricted                                    1,294,118         1,422,459

Accrued interest receivable                          1,214,435           971,026

Property and equipment, net                         10,637,862         3,048,252

Goodwill, net                                       27,075,340        27,247,483

Stock registration costs                             1,610,263         1,479,681

Other assets                                         2,189,792           314,521

                                                  ------------      ------------
Total Assets                                      $271,745,553      $197,384,463
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Accounts payable                               6,299,958         2,212,975
      Accrued expenses and other liabilities        10,551,691         3,985,402
      Taxes payable                                  4,824,131         1,994,381
      Deferred income taxes                          2,568,464         2,568,465
      Notes payable                                190,446,369       133,116,985
                                                  ------------      ------------
Total Liabilities                                  214,690,613       143,878,208
                                                  ------------      ------------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Cumulative Redeemable Preferred Stock--
      Series 2 Class A, $3 par value;
      15,000 shares authorized,
      10,000 shares outstanding                         30,000            30,000
   Common Stock, $.01 par value; 50,000,000
      shares authorized, 25,688,351 shares
      outstanding in 1999 and 25,198,351
      outstanding in 1998                              256,884           251,984
   Additional paid-in capital                       51,070,566        49,115,466
   Retained earnings                                 5,697,490         4,108,805
                                                  ------------      ------------
                                                    57,054,940        53,506,255
                                                  ------------      ------------
                                                  $271,745,553      $197,384,463
                                                  ============      ============

         See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    3 Months Ended March 31,
                                                    ------------------------
                                                     1999              1998
                                                     ----              ----
REVENUE

      Interest                                    $ 5,521,093       $ 4,768,803
      Timeshare interval sales                      4,932,236               -0-
      Resort operations                             2,270,526               -0-
      Other income                                    290,240           314,135
                                                  -----------       -----------
                                                   13,014,095         5,082,938
                                                  -----------       -----------

COSTS AND EXPENSES

      Interest                                      2,221,176         1,653,228
      Cost of timeshare intervals sold              1,174,328               -0-
      Sales and marketing                           2,117,720               -0-
      Resort management                             2,133,683               -0-
      Depreciation and amortization                   747,641           341,103
      Provision for doubtful receivables              434,820           225,000
      General and administrative                    1,396,042           756,609
                                                  -----------       -----------
                                                   10,225,410         2,975,940
                                                  -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES            2,788,685         2,106,998

PROVISION FOR INCOME TAXES                          1,200,000           655,000
                                                  -----------       -----------

NET INCOME                                        $ 1,588,685       $ 1,451,998
                                                  ===========       ===========

Basic earnings per common share                   $      0.06       $      0.06
                                                  ===========       ===========

Diluted earnings per common share                 $      0.06       $      0.06
                                                  ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                    CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS

                                                                                                      Redeemable
                                                                                                       Preferred         Retained
                                                   Common            Stock        Additional Paid    Stock-Series 2      Earnings
                                     Total         Shares            Amount         in Capital           Class A         (Deficit)
                                  -----------    -----------      -----------      -----------         -----------      -----------
Balances at December 31, 1998     $53,506,255    $25,198,351      $   251,984      $49,115,466         $    30,000      $ 4,108,805

Common stock issued for debt
on Kosmas Group International
Inc. properties acquisition
(see Note C)                        1,960,000        490,000            4,900        1,955,100

Net Income                          1,588,685                                                                             1,588,685
                                  -----------    -----------      -----------      -----------         -----------      -----------

Balances at March 31, 1999        $57,054,940    $25,688,351      $   256,884      $51,070,566         $    30,000      $ 5,697,490
                                  ===========    ===========      ===========      ===========         ===========      ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                     3 Months Ended March 31,
                                                       1999            1998
                                                   ------------     -----------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES

  Net Income                                       $  1,588,695     $ 1,451,998
  Adjustments to reconcile net income to
  net cash (used in) operating activities:
   Amortization and depreciation                        738,533         315,801
   Provision for doubtful receivables                   434,820         225,000
   Changes in assets and liabilities, net of
     effects from purchase of KGI
     Other assets                                      (534,518)       (402,091)
     Inventory                                         (195,187)            -0-
     Accounts receivable - related parties                  -0-         (36,042)
     Restricted cash                                    221,331          13,774
     Accounts payable and accrued expenses              521,074         766,163
     Accounts payable--related parties                      -0-         (11,235)
     Income taxes payable                              (670,250)            -0-
                                                   ------------     -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES          2,104,498       2,323,368

CASH FLOWS USED IN INVESTING ACTIVITIES

  Increase in receivables, net                       (4,727,996)     (6,448,457)
  Sale (purchase) of equipment                           (1,103)            -0-
  Investment in joint venture                          (727,658)            -0-
  Partial payment on purchase of KGI, net
  of cash acquired of $762,706                         (763,324)            -0-
                                                   ------------     -----------
     NET CASH (USED IN) INVESTING ACTIVITIES         (6,220,081)     (6,448,457)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes receivable - related
  party                                                 315,566       1,084,413
  Proceeds from recourse notes payable               19,908,995       7,154,117
  Payments on recourse notes payable                (14,619,786)     (6,470,192)
  Proceeds from non-recourse notes payable                  -0-       1,382,118
  Payments on non-recourse notes payable               (571,729)       (918,069)
  Payment of preferred stock dividends                      -0-          (8,819)
  Redemption of preferred stock                             -0-          (7,800)
                                                   ------------     -----------

    NET CASH PROVIDED BY (USED IN) FINANCING
                                  ACTIVITIES          5,033,046       2,215,768
                                                   ------------     -----------
                 INCREASE (DECREASE) IN CASH            917,463      (1,909,321)

Cash at beginning of period                           3,486,720       4,620,479
                                                   ------------     -----------
                       CASH AT END OF PERIOD       $  4,404,183     $ 2,711,158
                                                   ============     ===========

          See Accompanying Notes To Consolidated Financial Statements.

                             EQUIVEST FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

      The accompanying consolidated interim financial statements as of March 31, 1999 and 1998 and for the three-month period ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1998.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc. (inactive), Resort Funding, Inc. ("Resort Funding") and its subsidiary, BFICP Corporation, Eastern Resorts Corporation and its subsidiary, Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts") and, as of March 26, 1999, Bluebeard's Castle, Inc., Castle Acquisition, Inc., Avenue Plaza LLC, Ocean City Coconut Malorie, Inc., St. Augustine Resort Development Group, Inc. and EFI D.C. Acquisition, Inc. (see Note C). All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Resort Operations

      Resort operations' income represents income received by the Company for management services provided to homeowners associations at various resort properties. These revenues are recognized on the accrual basis in the period in which the services are provided.

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

      Inventory and Cost of Property Sold

      Inventory is stated at the lower of cost or market and consists of timeshare intervals held for sale and construction in progress of new timeshare units, including the cost of land for future timeshare units. These costs are charged to cost of property sold based upon the relative sales values of the intervals sold. Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value.

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

      Goodwill Amortization

      Goodwill related to the acquisition of Eastern Resorts is being amortized over a 40-year period.

      Property and equipment

      Property and equipment (including equipment under capital lease) net of accumulated depreciation, are stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets which have been estimated as follows:

            Restaurant/condominiums/office building/warehouse     39 years
            Computers                                              5 years
            Marina                                              7-10 years
            Furniture and fixtures                                 7 years
            Motor vehicles                                         5 years
            Equipment                                              7 years

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

C. Acquisition of Properties from Kosmas Group International, Inc.

      On March 26, 1999, the Company completed its previously announced acquisition of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from Kosmas Group International, Inc. ("KGI").

      Bluebeard's Castle, Bluebeard's Beach Club and Resort and the Elysian Beach Hotel and Resort, three of the resorts acquired by the Company, are located in St. Thomas, U.S.V. I. These three properties currently include 311 units, with the ability to construct significant additional units. In addition, the Company acquired the Avenue Plaza Hotel and Resort in New Orleans,

Louisiana, which currently has 265 units. The Avenue Plaza is located on St. Charles Avenue in the Garden District of New Orleans. The Coconut Malorie Hotel and Resort in Ocean City, Maryland has 85 units in an all-suite configuration, and is located directly on the intra-coastal waterway. Finally, the Ocean Gate Resort in St. Augustine, Florida, includes 24 two-and three-bedroom units on a beachfront property. The Company also purchased rights to acquire two tracts of additional contiguous land that will enable it to construct an additional 60 units in St. Augustine. The Company also acquired land on Pennsylvania Avenue in Washington, D.C. on which it intends to construct a new timeshare resort of approximately 65 units, using existing permits and plans.

      The Company's acquisition involved cash consideration of $4 million, less certain adjustments, and the assumption of approximately $72 million in debt or other liabilities relating to the acquired resorts. In addition, the Company agreed to purchase the interest of a third party with prior outstanding debt relating to the St. Thomas properties, together with additional inventory in one of the St. Thomas resorts, for $2 million in cash and 490,000 shares of Equivest stock. The Company will also issue an additional 250,000 shares of its common stock to KGI if the Company has at least $6 million in net income from the acquired properties during the twelve months ending March 31, 2000. KGI and the Company agreed to indemnify each other with respect to certain liabilities.

      The purchase price and its allocation to assets acquired follows:

Purchase price
  Cash                                                       $ 4,000,000
  490,000 shares of common stock at $4.00 per share            1,960,000
  Liabilities assumed                                         71,858,000
  Other acquisition costs                                        750,000
                                                             ===========
                                                             $78,568,000
                                                             ===========
Estimated fair value of identifiable assets
  including cash of $762,706                                 $78,568,000
                                                             ===========

      The following pro forma data presents the results of the combined entities as if the purchase occurred at the beginning of each period presented. The pro forma data is not indicative of the results of operations of the Company had the purchase occurred on these dates, or of the results of future operations. It does not include any adjustments for cost savings and other benefits which management anticipates from the acquisition, and it assumes that the same price would have been paid at an earlier time. Rather, the data reflects only the direct effects of purchase accounting, interest expense and indebtedness incurred, and necessary income tax adjustments.

      The pro forma summary includes management's estimate of the historical operating results of the businesses acquired on March 26, 1999. They have been based on preliminary historical internal financial statements of KGI for the periods and management's analytical review of certain amounts. The amounts may be adjusted based on final compilation by the Company. Additionally, the pro forma adjustments included in the summary are based upon the Company's determination to date of the purchase price of the business acquired and its allocation to the assets acquired. Because certain liabilities assumed have not been finalized, the purchase price is subject to change. Based on analyses completed to date, management does not believe a change would materially affect the pro forma information. The March 31, 1998 pro forma information includes the results from the purchase of Eastern Resorts, which was effective August 28, 1998.

                       Pro Forma Data of Combined Entities

                                                    3 months ended March 31,
                                                      1999              1998
                                                      ----              ----

      Revenue                                     $ 22,823,000      $ 22,131,000
                                                  ============      ============

      Income before provision for income taxes    $  3,078,000      $  2,649,000
                                                  ============      ============

      Net Income                                  $  1,763,000      $  1,706,000
                                                  ============      ============

      Basic earnings per common share             $       0.06      $       0.06
                                                  ============      ============

      Diluted earnings per common share           $       0.06      $       0.06
                                                  ============      ============

D. Contingencies, Commitments and Liquidity

      In September 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. On September 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as they become due, pending the outcome of the foreclosure action. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of March 31, 1999, the principal balance owed to Resort Funding under the referenced loan was approximately $3.4 million The promissory note matured on February 28, 1999. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of March 31, 1999, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

      When it acquired Eastern Resorts, the Company obtained the cash portion of the purchase price in large part through the proceeds of a $12.2 million short-term bridge loan (the "Bridge Loan") from Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). Also in connection with the Eastern Resorts acquisition, approximately $11 million in acquisition and development loans and consumer receivable loans previously extended by Resort Funding to the predecessor corporation of Eastern Resorts were transferred out of the Company's existing revolving credit facilities into a new short-term facility established by CSFB (the "Affiliate Paper Facility"). In connection with the acquisition of the properties from KGI, CSFB agreed to permit the Company to modify the financial terms of the Affiliate Paper Facility to be consistent with the terms of the Company's existing revolving credit facilities with CSFB. The Company originally anticipated repaying the Bridge Loan through a public offering. In the interim, the Company has been paying the facility down through payments received on the notes pledged as collateral for the Bridge Loan. The Bridge Loan matures on June 11, 1999.

      As of March 31, 1999, the balance on the Bridge Loan was approximately $2.8 million, down from the original borrowing of $12.2 million. The Bridge Loan is collateralized in part with notes receivable and in part with a general lien on unpledged assets of Eastern Resorts.

      Because of a change in market conditions, the Company delayed the original schedule of its proposed public offering. The Company is discussing replacing the Bridge Loan with other lenders, and has received preliminary, non-binding proposals for new and expanded liquidity facilities. However, it currently anticipates that it will complete repayment of the Bridge Loan predominantly out of internal cash flow. There can be no assurance that the Company will be successful in obtaining new sources of financing on terms acceptable to it, or that modifications of the current terms of such indebtedness will not result in materially less favorable terms. The Bridge Loan contains cross default provisions linked to the Company's pre-existing CSFB debt facilities.

E. Segment Information

      Financial information with respect to the financing and resort development segments in which the Company operates follows for the three months ended March 31, 1999:

--------------------------------------------------------------------------------
                                                       Resort
                                      Financing      Development      Total
--------------------------------------------------------------------------------
Revenues from external customers    $  5,521,041    $  7,493,054   $ 13,014,095
--------------------------------------------------------------------------------
Intersegment revenues                    180,517         138,695        319,212
--------------------------------------------------------------------------------
Segment profit                         2,196,079         977,852      3,173,931
--------------------------------------------------------------------------------
Segment assets                       188,944,441      98,308,707    287,253,148
--------------------------------------------------------------------------------
Expenditures for segment assets           10,149         165,386        175,535
--------------------------------------------------------------------------------
Reconciliation of total
segment profit to consolidated
income before income taxes:
--------------------------------------------------------------------------------
  Total segment profit                                                3,173,931
--------------------------------------------------------------------------------
  Unallocated corporate expenses                                        385,246
--------------------------------------------------------------------------------
                                                                      2,788,685
--------------------------------------------------------------------------------

      The expenditure for resort development assets includes the business acquisition on March 26, 1999 as described in Note C. For the three months ended March 31, 1998, the Company operated only in the financing business.

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

                                   Net income

      Income before provision for income taxes increased 32% to $2.8 million for the first quarter of 1999, as compared to $2.1 million for the same period in 1998. Net income increased 9.0% to $1.6 million for the first quarter of 1999 from $1.5 million for the same period in 1998. During the first quarter of 1999, the Company made a provision for income taxes of $1.2 million, an 83% increase over the $0.7 million provision for income taxes for the first quarter of 1998. The increase in net income is primarily attributable to the inclusion of operating results for Eastern Resorts and increased interest income resulting from growth in the consumer portfolio. These increases were partially offset by an increased provision for income taxes, higher selling, general and administrative costs, an increase in interest expense, an increase in debt-related costs and amortization, and the inclusion of expenses related to Eastern Resorts.

      Total revenue rose 156.0% to $13.0 million for the first three months of 1999 as compared to $5 million for the same time period in 1998. Revenue growth is largely due to the addition of revenue associated with Eastern Resorts totaling $8 million, coupled with increased portfolio growth in consumer receivables financing. Total loan originations rose 36.2% to $26.4 million for the first quarter ended March 31, 1999, compared to $19.4 million for the first quarter ended March 31, 1998.

                                 Interest income

      Interest income on loans increased 16.0% to $5.5 million for the first three months of 1999, from $4.7 million for the same period in 1998, mainly due to the inclusion of $0.8 million in interest income related to Eastern Resorts. In addition, growth in the consumer portfolio held for investment also contributed to the increase in interest income, which was slightly offset by a decline in interest rates. Interest income on consumer notes rose 6.0% to $3.5 million for the first three months of 1999 as compared to $3.3 million for the same time period in 1998, and is attributable to the growth in the loan portfolio. The average amount outstanding on the consumer receivables portfolio for the first quarter of 1999 was approximately $12 million higher than the same period in 1998, although the average interest rate dropped about 0.5%. Interest on acquisition, development and construction loans ("A,D & C Loans") decreased 13.0% to $1.2 million for the first quarter of 1999 from $1.3 million for the same period in 1998, predominantly due to lower average outstanding balances. The average outstanding balance for A, D & C Loans during the first three months of 1999 was approximately $7 million lower than the same period in 1998. In addition, the average interest rates on such loans declined approximately 0.7%.

                            Timeshare interval sales

      During the first quarter of 1999, vacation ownership revenue totaled $4.9 million. The income associated with vacation ownership is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1998.

                                Resort operations

      Resort operations for the first three months of 1999 totaled $2.3 million. The revenue from resort operations is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1998.

                                  Other income

      Other income decreased 8.0% to $0.29 million for the first three months of 1999, as compared to $0.31 million for the same period in 1998. The slight decline was primarily due to a reduction in commitment fee income.

                                Interest expense

      Interest expense increased 34.0% to $2.2 million for the first three months of 1999, from $1.7 million for the same period in 1998, primarily due to the inclusion of $0.2 million of interest expense associated with Eastern Resorts, which represents approximately 37.0% of the entire increase in interest expense. The Company's consumer receivables financing facility had higher average outstanding balances of almost $11 million during the first three months of 1999, compared to the same period in 1998, but interest rates were approximately 70 basis points lower. Consequently, overall interest expense on the Company's consumer receivables financing facility increased 12.0% to $0.9 million for the first three months of 1999 from $0.8 million for the first three months of 1998.

      The average interest rate on other bank notes decreased to 6.1% for the first three months of 1999, from 6.8% for the same period in 1998. Nevertheless, interest expense on other bank notes increased 35.0% to $1 million for the first three months of 1999, from $0.7 million for the same period in 1998, due to a higher average outstanding balance of approximately $15 million.

                          Depreciation and amortization

      Depreciation and amortization increased 119.0% from $0.3 million for the first quarter of 1998 to $0.7 for the same period in 1999. Debt-related costs, including amortization of financing costs, totaled $0.6 million for the first three months of 1999, an increase of 69.0% from $0.3 million for the same period in 1998. The increase is primarily due to $0.2 million associated with the financing of the Eastern Resorts acquisition. Goodwill amortization totaled $0.2 million during the first three months of 1999. Goodwill is related to the acquisition of Eastern Resorts and is being amortized on a straight-line basis over 40 years.

                       Provision for doubtful receivables

      The provision for doubtful receivables increased 93.0% to $0.4 million for the first quarter of March 31, 1999, compared to $0.2 million for the same period in 1998. Management maintains an allowance for doubtful receivables that, in the opinion of management, provides adequately for current and estimated future losses of existing receivables.

                        Cost of timeshare intervals sold

      The cost of property sold for the first quarter of 1999 totaled $1.2 million. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the first quarter of 1998.

                               Sales and marketing

      Sales and marketing expense for the first three months of 1999 totaled $2.1 million. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1998.

                                Resort management

      Resort management expenses for the first quarter of 1999 totaled $2.1 million. The inclusion of resort management expenses is a result of the acquisition of Eastern Resorts. Therefore, there is no corresponding amount for the same time period in 1998.

                        General and administrative costs

      General and administrative costs increased 85.0% to $1.4 million for the first quarter of 1999, from $0.8 million for the same period in 1998. However, general and administrative costs fell to 10.7% of revenues for the first quarter of 1999, compared to 14.9% for the same period in 1998. The increased costs are mainly due to the inclusion of $0.4 million of general and administrative expenses associated with Eastern Resorts, which represents approximately 60.0% of the increase in general and administrative costs. The following items also contributed to the increase in general and administrative costs: payroll, servicing, office, advertising, and travel costs. Payroll and payroll-related expenses increased 24.0% for the first three months of 1999 due to a reduction in payroll costs that were allocated to the estate in the bankruptcy case of a major shareholder of the Company for certain of the Company's employees, an increase in the number of employees, and an increase in compensation for certain employees. Servicing costs increased 76.1% to $0.1 million for the first three months of 1999 from $0.05 million for the first three months of 1998, primarily due to an increased customer base. Travel and entertainment, advertising, and office-related costs increased primarily due to growth of the Company.

                           Provision for income taxes

      The provision for income taxes for the first three months of 1999 increased 83.0% to $1.2 million from $0.7 million for the same period in 1998. As of March 31, 1999, the Company had no further net operating loss carryforwards available.

                                 Selected Financial Data of Resort Funding
                                      as a Percentage of Total Revenues
                                           Year Ended December 31,
                                           -----------------------
                                                                        Three
                                                                        Months
                                                                        Ended
                                                                       March 31,
                                                                       ---------
                                           1996      1997      1998      1999
                                          -----     -----     -----     -----
Revenues
  Interest from:
    Acquisition and development loans      29.8%     25.1%     18.2%      8.9%
    Purchased consumer receivables         59.6%     64.4%     41.8%     24.1%
    Hypothecation loans                     0.4%      1.9%      4.0%      2.9%
    Consumer loans                           --        --        --        --
    Other loans                             1.3%      5.8%      4.8%      6.5%
                                          -----     -----     -----     -----
      Total interest on Loans              91.1%     97.2%     68.8%     42.4%
  Timeshare interval sales                   --        --      15.4%     37.9%
  Resort operations                          --        --      12.3%     17.5%
  Other income                              8.9%      2.8%      3.5%      2.2%
                                          -----     -----     -----     -----
    Total revenue                         100.0%    100.0%    100.0%    100.0%

Costs and Expenses
Interest                                   58.0%     50.6%     25.2%     17.1%
Cost of timeshare intervals sold             --        --       3.9%      9.0%
Sales and marketing                          --        --       7.3%     16.3%
Resort management                            --        --      11.0%     16.4%
Depreciation and amortization               6.3%      6.7%      7.3%      5.7%
Provision for doubtful receivables          1.3%      5.8%      2.7%      3.3%
General and administrative                 22.6%     15.5%     13.9%     10.8%
                                          -----     -----     -----     -----
    Total costs and expenses               88.2%     78.6%     71.3%     78.6%
                                          -----     -----     -----     -----

Income before provision for income taxes   11.8%     21.4%     28.7%     21.4%

Provision for income taxes                  0.2%      1.2%     11.0%      9.2%
                                          -----     -----     -----     -----

Net income                                 11.6%     20.2%     17.7%     12.2%
                                          =====     =====     =====     =====

                                Year 2000 Update

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

      Beginning in 1997, the Company undertook to assess its Year 2000 readiness by identifying those computer systems used by the Company which may not be Year 2000 compliant. The Company is also assessing the Year 2000 readiness of other entities with whom it has a material relationship.

Risks

      Resort Funding. Resort Funding relies more on information systems for servicing its loans than for any other individual function.

      The computer software and hardware platform for Resort Funding's loan servicing program is owned by The Processing Center, Inc. ("TPC"), a wholly owned affiliate of the Company's largest shareholder. The platform is not yet Year 2000 compliant. The Company has been working closely with TPC's programmers and management information systems personnel to monitor TPC's progress in modifying its systems. The Company understands that as of March 31, 1999, TPC's remediation efforts were 95% complete, and that approximately 90% of the platform had been satisfactorily tested. The Company is advised that TPC anticipates completing its remediation program and testing all systems by June 1999. However, there can be no assurance that TPC's software and hardware platform will be Year 2000 compliant by December 31, 1999. There also can be no assurance that TPC will continue to make the servicing platform available to the Company, although such platform is available for purchase. There is no assurance that the Company will elect to acquire the servicing platform from TPC, or that if it seeks to do so that it will be successful. The Company has previously used unaffiliated third parties on occasion to perform its loan servicing. Consequently, the Company believes it will be able to make arrangements with a third-party to perform such services if necessary, but such arrangements are currently not in place. As a contingency, the Company expects to identify potential parties to perform its loan servicing by the end of the second quarter of 1999 in the event that, in the Company's view, TPC's remediation efforts have not progressed sufficiently to ensure timely Year 2000 compliance.

      Resort Funding's own computer systems consist primarily of networked personal computers ("PCs") used for accounting and word processing, which Resort Funding recently acquired in the ordinary course of business. Resort Funding's PCs and the software they use are substantially Year 2000 compliant.

      Eastern Resorts. Eastern Resorts uses a third-party database server as its primary software system for resort reservations, timeshare sales, and homeowners' association receivables. Eastern Resorts recently installed an upgraded version of this software, which is Year 2000 compliant. Communications hardware between the main office of Eastern Resorts and certain of its resort properties is not Year 2000 compliant. This equipment will be replaced, at a cost estimated at $15,000, during the second quarter of 1999. The collections system utilized by Eastern Resorts is not compliant; however Eastern Resorts' collections will be transferred to Resort Funding before December 31, 1999. Any non-compliant PCs will be replaced or upgraded in the ordinary course prior to December 31, 1999, at minimal cost to the Company. The Company does not anticipate that the cost of any Year 2000-related corrections or replacements will be material. However, there can be no assurance that the actual cost to make such corrections or acquire replacements will not exceed the Company's expectations, which may have an adverse effect on the Company's financial performance.

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

Cost

      Since Resort Funding utilizes the computer software and hardware platform of a third-party, the cost to the Company for addressing and correcting Year 2000 issues has not been material. As of March 31, 1999, the Company estimates that it has spent $25,000 on Year 2000 remediation. Management does not anticipate that the Company will incur any significant additional expense in correcting its systems. However, there can be no assurance that the Company's expenditures will not exceed its estimates. In the event that the Company is forced to identify and contract with parties to replace existing suppliers and vendors, such as TPC, the cost of such replacement may have a material adverse effect on the Company's financial condition and results. Further, if the Company is unable to perform on its contractual obligations to its lenders and borrowers as a result of its own or an important third-party's failure to achieve Year 2000 compliance, the potential cost and liability for such failure may have a material adverse effect on the Company's results of operations, financial condition and liquidity.

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

      In March 1999, as part of the KGI transaction, the Company finalized modifications to allow additional collateral to be placed into the existing revolving credit facilities with CSFB. This additional collateral includes consumer receivables generated by the Company's resort operations, as well as collateral purchased from KGI. Based on the loan growth of the Company, it expects that both of the CSFB revolving credit facilities will be fully drawn during the second quarter of 1999, and thus it will be imperative for the Company to secure additional forms of financing. Substantially all of the Company's assets are pledged as collateral on existing loans.

      When it acquired Eastern Resorts, the Company obtained the cash portion of the purchase price in large part through the proceeds of a $12.2 million short-term bridge loan (the "Bridge Loan") from Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). The Company originally anticipated repaying the Bridge Loan through a public offering. In the interim, the Company has been paying the facility down through payments received on the notes pledged as collateral for the Bridge Loan. The Bridge Loan matures on June 11, 1999. As of March 31, 1999, the balance on the Bridge Loan was approximately $2.8 million, down from the original borrowing of $12.2 million. The Bridge Loan is collateralized in part with notes receivable and in part with a general lien on unpledged assets of Eastern Resorts.

      Because of a change in market conditions, the Company delayed the original schedule of its proposed public offering. Though the Company is discussing replacing the Bridge Loan with other lenders, it currently anticipates that it will complete repayment of the Bridge Loan substantially out of internal cash flow. However, there can be no assurance that the Company will be successful in obtaining new sources of financing on terms acceptable to it, or that modifications of the current terms of such indebtedness will not result in materially less favorable terms. The Bridge Loan contains cross default provisions linked to the Company's pre-existing CSFB debt facilities.

      The Company is currently in discussions with other lenders seeking to replace the CSFB revolving credit facilities and to obtain additional financing to support the Company's current operations and planned growth.

         Acquisition of Properties from Kosmas Group International, Inc.

      On March 26, 1999, the Company completed its previously announced acquisition of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from KGI. The acquisition involved cash consideration of $4 million, less certain adjustments, and the assumption of approximately $72 million in debt or other liabilities relating to the acquired resorts. In addition, the Company agreed to purchase the interest of a third party with prior outstanding debt relating to the St. Thomas properties, together with additional inventory in one of the St. Thomas resorts, for $2 million in cash and 490,000 shares of Equivest stock. The Company will also issue an additional 250,000 shares of its common stock to KGI if the Company has at least $6 million in net income from the acquired properties during the twelve months ending March 31, 2000. KGI and the Company agreed to indemnify each other with respect to certain liabilities.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      For information regarding certain litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ended December 31, 1998, which is incorporated herein by reference.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. (a) Exhibits

      The following exhibits are filed herewith:

      11.1  Statement re: computation of earnings per share

      (b) Reports on Form 8-K The Company filed the following reports on Form 8-K during the quarter covered by this report:

            (i) February 23, 1999 Form 8-K. announcing the signing of a definitive agreement to purchase properties from Kosmas Group International, Inc.

            (ii) March 10, 1999 Form 8-K announcing 1998 fourth-quarter and year-end results

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.


BY: /s/ Gerald L. Klaben, Jr.
    ---------------------------------
Gerald L. Klaben, Jr.
Senior Vice President and Chief Financial Officer

Dated: May 14, 1999