Form 10QSB
period 1999-06-30
EQUIVEST FINANCE INC
filed 1999-08-16
CIK 820917

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 1999
                                                -------------

Commission File Number: 0-18201
                        -------

                            EQUIVEST FINANCE, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                     59-2346270
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
Incorporation or organization)

100 Northfield Street, Greenwich, Connecticut                            06830
---------------------------------------------                         ----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:  (888) 373-7678

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 30, 1999, 25,688,351 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes |_|  No |X|

                   EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                 FORM 10-QSB

                         QUARTER ENDED JUNE 30, 1999

                                    INDEX

PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----
  Item 1.  Financial Statements                                               3
             Consolidated Financial Information:
              Consolidated Balance Sheets - June 30, 1999(unaudited) and      3
              December 31, 1998
              Unaudited Consolidated Income Statements - Three Months Ended   4
              June 30, 1999 and 1998
              Unaudited Consolidated Income Statements - Six Months Ended     5
              June 30, 1999 and 1998
              Unaudited Consolidated Statement of Equity Accounts             6
              Unaudited Consolidated Statements of Cash Flows - Six Months    7
              Ended June 30, 1999 and 1998
              Notes to Interim Consolidated Financial Information             8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               14

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 26

  Item 2.  Changes in Securities                                             26

  Item 3.  Defaults Upon Senior Securities                                   26

  Item 4.  Submission of Matters to a Vote of Security Holders               26

  Item 5.  Other Information                                                 26

  Item 6.  Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                   27

                          PART I - FINANCIAL STATEMENTS

                          Item 1. Financial Statements

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,1999   December 31,
ASSETS                                                (Unaudited)       1998
                                                      -----------       ----

Cash and cash equivalents                            $  3,571,430   $  3,486,720

Receivables, net                                      161,584,486    142,326,363

Investment in real estate joint venture                 5,016,866      2,971,207

Inventory                                              62,458,606     10,361,151

Deferred financing costs, net                           2,793,837      3,755,600

Cash - restricted                                       1,380,756      1,422,459

Accrued interest receivable                             1,334,295        971,026

Property and equipment, net                            10,839,594      3,048,252

Goodwill, net                                          26,903,198     27,247,483

Stock registration costs                                1,595,629      1,479,681

Other assets                                            1,083,633        314,521
                                                     ------------   ------------
Total Assets                                         $278,562,330   $197,384,463
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Accounts payable                               $  4,233,138   $  2,212,975
      Accrued expenses and other liabilities            9,151,715      3,985,402
      Taxes payable                                     5,752,491      1,994,381
      Deferred income taxes                             2,568,464      2,568,465
      Notes payable                                   197,047,951    133,116,985
                                                     ------------   ------------
Total Liabilities                                     218,753,759    143,878,208
                                                     ============   ============

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Cumulative Redeemable Preferred Stock--Series 2
   Class A, $3 par value;  15,000 shares authorized,
      10,000 shares outstanding                            30,000         30,000
   Common Stock, $.01 par value; 50,000,000
   shares authorized,
      25,688,351 shares outstanding in 1999 and
      25,198,351 outstanding in 1998                      256,884        251,984
   Additional paid-in capital                          51,070,566     49,115,466
   Retained earnings                                    8,451,121      4,108,805
                                                     ------------   ------------
                                                       59,808,571     53,506,255
                                                     ------------   ------------
                                                     $278,562,330   $197,384,463
                                                     ============   ============

          See Accompanying Notes to Consolidated Financial Statements

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       3 Months Ended June 30,
                                                       -----------------------
                                                        1999             1998
                                                        ----             ----
REVENUE

      Interest                                       $ 6,066,005     $ 4,938,570
      Timeshare interval sales                        11,411,257             -0-
      Resort operations                                7,607,324             -0-
      Other income                                       354,048         256,975
                                                     -----------     -----------

                                                      25,438,634       5,195,545
                                                     -----------     -----------

COSTS AND EXPENSES

      Interest                                         3,228,970       1,718,602
      Cost of timeshare intervals sold                 2,719,396             -0-
      Sales and marketing                              4,852,278             -0-
      Resort management                                6,395,805             -0-
      Depreciation and amortization                      851,356         369,264
      Provision for doubtful receivables                 394,500         225,000
      General and administrative                       2,442,699         874,429
                                                     -----------     -----------

                                                      20,885,004       3,187,295
                                                     -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               4,553,630       2,008,250

PROVISION FOR INCOME TAXES                             1,800,000         785,000
                                                     -----------     -----------

NET INCOME                                           $ 2,753,630     $ 1,223,250
                                                     ===========     ===========

Basic earnings per common share                      $      0.10     $      0.05
                                                     ===========     ===========

Diluted earnings per common share                    $      0.10     $      0.05
                                                     ===========     ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       6 Months Ended June 30,
                                                       -----------------------
                                                         1999            1998
                                                         ----            ----
REVENUE

      Interest                                       $11,587,098     $ 9,707,373
      Timeshare interval sales                        16,343,493             -0-
      Resort operations                                9,877,850             -0-
      Other income                                       644,288         571,110
                                                     -----------     -----------
                                                      38,452,729      10,278,483
                                                     -----------     -----------

COSTS AND EXPENSES

      Interest                                         5,450,146       3,371,830
      Cost of timeshare intervals sold                 3,893,724             -0-
      Sales and marketing                              6,969,998             -0-
      Resort management                                8,529,488             -0-
      Depreciation and amortization                    1,598,997         710,367
      Provision for doubtful receivables                 829,320         450,000
      General and administrative                       3,838,740       1,631,037
                                                     -----------     -----------
                                                      31,110,413       6,163,234
                                                     -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               7,342,316       4,115,249

PROVISION FOR INCOME TAXES                             3,000,000       1,440,000
                                                     -----------     -----------

NET INCOME                                           $ 4,342,316     $ 2,675,249
                                                     ===========     ===========

Basic earnings per common share                      $      0.16     $      0.11
                                                     ===========     ===========

Diluted earnings per common share                    $      0.16     $      0.11
                                                     ===========     ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                    CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS

                                                                                        Redeemable
                                                                           Additional    Preferred
                                                 Common        Stock        Paid in    Stock-Series 2   Retained
                                   Total         Shares        Amount       Capital       Class A       Earnings
                                -----------    ----------   -----------   -----------   ------------   -----------
Balances at December 31, 1998   $53,506,255    25,198,351   $   251,984   $49,115,466     $30,000      $ 4,108,805

Common stock issued
to satisfy certain
debt of Kosmas Group
International
Inc. properties
acquisition  (see
Note C)                           1,960,000       490,000         4,900     1,955,100

Net Income                        4,342,316                                                              4,342,316
                                -----------   -----------   -----------   -----------     -------      -----------

Balances at June 30, 1999       $59,808,571    25,688,351   $   256,884   $51,070,566     $30,000      $ 8,451,121
                                ===========   ===========   ===========   ===========     =======      ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      6 Months Ended June 30,
                                                  -----------------------------
                                                       1999            1998
                                                  -------------   -------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES

  Net Income                                       $  4,342,316    $  2,675,249
  Adjustments to reconcile net income to
  net cash
    (used in) operating activities:
   Amortization and depreciation                      1,605,673         708,283
   Provision for doubtful receivables                   829,320         450,000
   Provision for deferred taxes                             -0-          80,000
   Changes in assets and liabilities, net of
     effects from purchase of KGI
     Other assets                                       234,554        (686,128)
     Inventory                                          817,447             -0-
     Accounts receivable - related parties                  -0-         (10,952)
     Restricted cash                                    134,691        (111,091)
     Accounts payable and accrued expenses           (3,006,734)      2,420,901
     Accounts payable--related parties                      -0-         (11,235)
     Income taxes payable                             1,807,496             -0-
                                                   ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES          6,764,763       5,515,027

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                      (15,095,992)    (15,554,442)
  Sale (purchase) of equipment                         (489,330)            -0-
  Investment in joint venture                        (2,045,659)            -0-
  Partial payment on purchase of KGI, net
  of cash acquired of $762,706                       (1,941,492)            -0-
                                                   ------------    ------------
   NET CASH (USED IN) INVESTING ACTIVITIES          (19,572,473)    (15,554,442)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes receivable - related
  party                                                 564,505       2,438,035
  Proceeds from recourse notes payable               49,224,186      18,678,331
  Payments on recourse notes payable                (34,195,281)    (13,364,013)
  Proceeds from non-recourse notes payable                  -0-       1,224,572
  Payments on non-recourse notes payable             (2,700,990)     (2,385,804)
                                                   ------------    ------------
   NET CASH PROVIDED BY (USED IN) FINANCING
                                 ACTIVITIES          12,892,420       6,591,121
                                                   ------------    ------------
                 INCREASE (DECREASE) IN CASH             84,710      (3,448,294)
                                                   ------------    ------------
Cash at beginning of period                           3,486,720       4,620,479
                                                   ------------    ------------
                       CASH AT END OF PERIOD       $  3,571,430    $  1,172,185
                                                   ============    ============

          See Accompanying Notes To Consolidated Financial Statements.

                             EQUIVEST FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

      The accompanying consolidated interim financial statements as of June 30, 1999 and December 31, 1998 and for the three-month and six-month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1998.

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

      Resort Operations

      Resort operations income represents income received by the Company for management services provided to homeowners associations at various resort properties and income generated from non-real property sales assets, inclusive of restaurants. These revenues are recognized on the accrual basis in the period in which the services are provided.

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

      Deferred Financing Costs

      Deferred financing costs represent unamortized expenses associated with issuing certain debt, fees payable pursuant to certain bank settlement transactions and debt associated with the acquisition of Eastern Resorts. Amortization of these costs is computed on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method.

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

            Restaurant/condominiums/office building/warehouse     20-39 years
            Computers                                                 5 years
            Marina                                                 7-10 years
            Furniture and fixtures                                  5-7 years
            Motor vehicles                                            5 years
            Equipment                                                 7 years
            Leasehold improvements                                 31.5 years

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
                                                                     ===========

D. Contingencies, Commitments and Liquidity

      In September 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. On September 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as they become due, pending the outcome of the foreclosure action. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of June 30, 1999, the principal balance owed to Resort Funding under the referenced loan was approximately $3.4 million. The promissory note matured on February 28, 1999. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of June 30, 1999, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

      When it acquired Eastern Resorts, the Company obtained the cash portion of the purchase price in large part through the proceeds of a $12.2 million short-term bridge loan (the "Bridge Loan") from Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). Also in connection with the Eastern Resorts acquisition, approximately $11 million in acquisition and development loans and consumer receivable loans previously extended by Resort Funding to the predecessor corporation of Eastern Resorts were transferred out of the Company's existing revolving credit facilities into a new short-term facility established by CSFB (the "Affiliate Paper Facility"). In connection with the acquisition of the properties from KGI, CSFB agreed to permit the Company to modify the financial terms of the Affiliate Paper Facility to be consistent with the terms of the Company's existing revolving credit facilities with CSFB. The Company originally anticipated repaying the Bridge Loan through a public offering. In the interim, the Company has been paying the facility down through payments received on the notes pledged as collateral for the Bridge Loan. The Bridge Loan matures on December 11, 1999.

      As of June 30, 1999, the balance on the Bridge Loan was approximately $2.4 million, down from the original borrowing of $12.2 million. The Bridge Loan is collateralized in part with notes receivable and in part with a general lien on unpledged assets of Eastern Resorts. The Bridge Loan contains cross default provisions linked to the Company's pre-existing CSFB debt facilities.

      Because of a change in market conditions, the Company delayed the original schedule of its proposed public offering in the Fall of 1998. The Company is discussing replacing the Bridge Loan with other lenders, and has received proposals for new and expanded liquidity facilities. However, it currently anticipates that it will complete repayment of the Bridge Loan predominantly out of internal cash flow.

      As a result of the KGI acquisition, the Company's VOI sales have expanded considerably. The combined sales of Eastern Resorts and the former KGI resorts, all of which were acquired since August, 1998, have, along with increases in RFI's third-party lending business, resulted in an expanded growth rate of the Company's loan portfolio. As a result, the utilization of the 1997 Credit Facility for both acquisition and development loans and consumer receivables financing has expanded, and both such facilities are close to their capacity limits. The Company is seeking to replace the consumer credit facility and to augment the acquisition and development facility. The Company has received preliminary proposals for new credit facilities that in the aggregate are larger than its existing facilities from several institutions, and the Company expects to complete one or more new facilities during the remainder of 1999. However, there can be no assurance that the Company will be successful in obtaining new sources of financing on terms acceptable to it, or that modifications of the current terms of existing indebtedness will not result in materially less favorable terms. Failure to obtain new sources of financing or to expand existing sources would force the Company to curtail vacation ownership sales and third party lending, resulting in a materially adverse effect on the Company's business. If the CSFB consumer credit facility is not replaced in full by December 11, 1999, the interest rate on the remaining balance will increase by 150 basis points.

E. Segment Information

      Financial information with respect to the financing and resort development segments in which the Company operates follows for the three months ended June 30, 1999:

--------------------------------------------------------------------------------
                                                        Resort
                                        Financing     Development      Total
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Revenues from external
customers                             $    325,851   $ 19,018,581   $ 19,344,432
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Intersegment revenues                      320,439        291,262        611,701
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Segment profit                           1,259,732      3,700,045      4,959,777
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Segment assets                         192,510,279    106,274,031    298,784,310
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Expenditures for segment
assets                                      17,495        381,931        399,426
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Reconciliation of total
segment profit to
consolidated income before
income taxes:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  Total segment profit                                                 4,959,777
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  Unallocated corporate expenses                                         406,147
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                       4,553,630
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

      For the three months ended June 30, 1998, the Company operated only in the financing business.

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

                        THREE MONTHS ENDED JUNE 30, 1999

                                   Net income

      Income before provision for income taxes increased 127% to $4.6 million for the three months ended June 30, 1999, as compared to $2.0 million for the same period in 1998. Net income increased 125% to $2.8 million for the three months ended June 30, 1999 from $1.2 million for the same period in 1998. The increase in net income is primarily attributable to the inclusion of operating results for Eastern Resorts and Kosmas Properties, coupled with increased interest income resulting from growth in the consumer finance portfolio.

      Total revenue rose 390% to $25.4 million for the three months ended June 30, 1999 as compared to $5.2 million for the same time period in 1998. Revenue growth is largely due to the addition of revenue associated with Eastern Resorts and Kosmas Properties, totaling $8.9 million and $11.5 million, respectively, coupled with increased portfolio growth in consumer receivables financing. Revenue generated from Eastern Resorts and Kosmas Properties represents 81% of total revenues.

                                 Interest income

      Interest income on loans increased 23% to $6.1 million for the three months ended June 30, 1999, from $4.9 million for the same period in 1998, mainly due to the inclusion of interest income related to the acquisitions of Eastern Resorts and the Kosmas Properties, totaling $0.8 million and $0.6 million, respectively. In addition, growth in the consumer portfolio held for investment also contributed to the increase in interest income, which was slightly offset by a decline in interest rates. Interest income on consumer notes rose 4% to $3.5 million for the three months ended June 30, 1999 as compared to $3.3 million for the same time period in 1998, and is attributable to the growth in the loan portfolio. The average amount outstanding on the consumer receivables portfolio for the second quarter of 1999 was approximately $11 million higher than the same period in 1998, although the average interest rate dropped about 0.4%. Interest on acquisition, development and construction loans ("A D & C Loans") decreased 26% to $1.1 million for the three months ended June 30, 1999, primarily due to lower average outstanding balances due to the elimination of loans in consolidation (from the acquisitions of Eastern Resorts and the Kosmas Properties). In addition, the average interest rates on A D & C loans declined approximately 0.9%.

      Although third party consumer receivable originations rose 27% for the three months ended June 30, 1999 compared with the same period in 1998, total loan originations declined 1% to $29.9 million for the three months ended June 30, 1999, compared to $30.1 million for the three months ended June 30, 1998. The decline in total loan originations is primarily due to a decline in acquisition and development loans.

                            Timeshare interval sales

      During the second quarter of 1999, vacation ownership revenue totaled $11.4 million on sales of 1,075 VOIs at an average sales price of $10,600. The income associated with vacation ownership is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $5.0 million and $6.4 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998. Also, during the quarter ended June 30, 1999, the Company recorded $1.9 million of previously deferred vacation ownership revenue due to the completion of two resort buildings in St. Thomas. The Company now owns or manages thirteen timeshare resorts with a completed VOI inventory available for sale of slightly more than 26,000 intervals, up from zero during the comparable period in 1998.

                                Resort operations

      Resort operations for the three months ended June 30, 1999 totaled $7.6 million. The revenue from resort operations is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $3.1 million and $4.5 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998.

                                  Other income

      Other income increased 38% to $0.35 million for the second quarter of 1999, as compared to $0.26 million for the same period in 1998. The increase in other income is due to an increase in service income associated with consumer receivables.

                                Interest expense

      Interest expense increased 88% to $3.2 million for the second quarter of 1999, from $1.7 million for the same period in 1998, primarily due to the inclusion of interest expense associated with Eastern Resorts and Kosmas Properties, totaling $0.2 million and $0.9 million, respectively, which represents approximately 75% of the entire increase in interest expense. The Company's consumer receivables financing facility had higher average outstanding balances of almost $13 million during the second quarter of 1999, compared to the same period in 1998, but interest rates were approximately 70 basis points lower. Consequently, overall interest expense on the Company's consumer receivables financing facility increased 19% to $1.0 million for the second quarter of 1999 from $0.9 million for the second quarter of 1998.

      The average interest rate on other bank notes remained at 6.1% for both the second quarter of 1999 and the second quarter of 1998. Nevertheless, interest expense on other bank notes increased 32% to $1.0 million for the second quarter of 1999, from $0.8 million for the same period in 1998, due to a higher average outstanding balance of approximately $15 million.

                          Depreciation and amortization

      Depreciation and amortization increased 131% from $0.4 million for the second quarter of 1998 to $0.8 million for the same period in 1999. The increase is primarily due to $0.2 million associated with financing costs and $0.2 million of goodwill amortization, both resulting from the acquisition of Eastern Resorts. Goodwill is being amortized on a straight-line basis over 40 years.

                       Provision for doubtful receivables

      The provision for doubtful receivables increased 75% to $0.4 million for the three months ended June 30, 1999, compared to $0.2 million for the same period in 1998. This increase is due primarily to an increase in the receivables generated from the acquisition-related properties. Management maintains an allowance for doubtful receivables that, in the opinion of management, provides adequately for current and estimated future losses of existing receivables. The aggregate allowance for doubtful accounts at June 30, 1999 was $6.6 million, an increase of 129% from $2.9 million at June 30, 1998.

                        Cost of timeshare intervals sold

      The cost of property sold for the second quarter of 1999 totaled $2.7 million, or 23.8% of timeshare interval sales. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $1.2 million and $1.5 million, respectively. Therefore, there is no corresponding amount for the second quarter of 1998. Also, during the quarter ended June 30, 1999, the Company recorded approximately $.4 million relating to the cost of property for the previously deferred vacation ownership intervals revenue due to the completion of two resort buildings in St. Thomas.

                               Sales and marketing

      Sales and marketing expense for the three months ended June 30, 1999 totaled $4.9 million, or 42.5% of timeshare interval sales. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $2.3 million and $2.6 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998. Also, during the quarter ended June 30, 1999, the Company recorded approximately $.7 million relating to the sales and marketing expense for the previously deferred vacation ownership revenue due to the completion of two resort buildings in St. Thomas.

                               Resort management

      Resort management expenses for second quarter of 1999 totaled $6.4 million, or 84.1% of resort operations revenue. The inclusion of resort management expenses is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $2.7 million and $3.7 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998.

                        General and administrative costs

      General and administrative costs increased 179% to $2.4 million for the second quarter of 1999, from $0.9 million for the same period in 1998. However, general and administrative costs fell to 10% of revenues for the second quarter of 1999, compared to 17% for the same period in 1998. The increased costs are mainly due to the inclusion of general and administrative expenses associated with Eastern Resorts and Kosmas Properties totaling $0.5 million and $0.9 million, respectively, which represents approximately 88% of the increase in general and administrative costs. The following items also contributed to the increase in general and administrative costs:

payroll, servicing, office, outside services, and travel costs. Payroll and payroll-related expenses increased 15% for the three months ended June 30, 1999 due to a reduction in payroll costs that were allocated to the estate in the bankruptcy case of a major shareholder of the Company for certain of the Company's employees, an increase in the number of employees, and an increase in compensation for certain employees. Servicing costs increased 19% to $0.09 million for the three months ended June 30, 1999 from $0.07 million for the three months ended June 30, 1998, primarily due to an increased customer base. Travel and entertainment and office-related costs increased 93% and 25%, respectively, primarily due to growth and the acquisitions of the Company.

                           Provision for income taxes

      The provision for income taxes for the three months ended June 30, 1999 increased 129% to $1.8 million from $0.8 million for the same period in 1998.

                Selected Financial Data of Equivest Finance, Inc.
                        as a Percentage of Total Revenues

                                                                           Three
                                                                           Months
                                                                           Ended
                                            Year Ended December 31,       June 30,
                                            1996     1997    1998      1999     1998
                                            ----     ----    ----      ----     ----
Revenues
 Interest from:
  Acquisition and development
    loans                                   29.8%    25.1%    18.2%     4.4%    28.8%
  Purchased consumer receivables            59.6%    64.4%    41.8%    12.1%    58.2%
  Hypothecation loans                        0.4%     1.9%     4.0%     1.5%     5.9%
   Consumer loans                             --       --       --       --       --
   Other loans                               1.3%     5.8%     4.8%     5.8%     2.1%
                                           -----    -----    -----    -----    -----
    Total interest on Loans                 91.1%    97.2%    68.8%    23.8%    95.0%

Timeshare interval sales                      --       --     15.4%    44.9%      --
Resort operations                             --       --     12.3%    29.9%      --
Other income                                 8.9%     2.8%     3.5%     1.4%     5.0%
                                           -----    -----    -----    -----    -----
  Total revenue                            100.0%   100.0%   100.0%   100.0%   100.0%

Costs and Expenses Interest                 58.0%    50.6%    25.2%    12.7%    33.1%
Cost of timeshare intervals sold              --       --      3.9%    10.7%      --
Sales and marketing                           --       --      7.3%    19.1%      --
Resort management                             --       --     11.0%    25.1%      --

Depreciation and amortization                6.3%     6.7%     7.3%     3.3%     7.1%
Provision for doubtful
receivables                                  1.3%     5.8%     2.7%     1.6%     4.3%
General and administrative                  22.6%    15.5%    13.9%     9.6%    16.8%
                                           -----    -----    -----    -----    -----
  Total costs and expenses                  88.2%    78.6%    71.3%    82.1%    61.3%
                                           -----    -----    -----    -----    -----

Income before provision for
  income taxes                              11.8%    21.4%    28.7%    17.9%    38.7%

Provision for income taxes                   0.2%     1.2%    11.0%     7.1%    15.1%
                                           -----    -----    -----    -----    -----

Net income                                  11.6%    20.2%    17.7%    10.8%    23.6%
                                           =====    =====    =====    =====    =====

                         SIX MONTHS ENDED JUNE 30, 1999

                                   Net income

      Income before provision for income taxes increased 78% to $7.3 million for the first six months of 1999, as compared to $4.1 million for the same period in 1998. Net income increased 62% to $4.3 million for the first six months of 1999 from $2.7 million for the same period in 1998. The increase in net income is primarily attributable to the inclusion of operating results for Eastern Resorts and Kosmas Properties and increased interest income resulting from growth in the consumer portfolio.

      Total revenue rose 274% to $38.5 million for the first six months of 1999 as compared to $10.3 million for the same time period in 1998. Revenue growth is largely due to the addition of income associated with Eastern Resorts and the Kosmas Properties totaling $17.0 million and $11.5 million, respectively, coupled with increased portfolio growth in consumer receivables financing. Revenue generated from Eastern Resorts and Kosmas Properties represents 74% of total revenue. Revenue and income relating to Eastern Resorts includes the entire six month period, while the comparable figures from the former KGI properties relate only to the period after March 26, 1999.

                                Interest income

      Interest income on loans increased 19% to $11.6 million for the first six months of 1999, from $9.7 million for the same period in 1998, mainly due to the inclusion of $1.7 million in interest income related to the acquisition of Eastern Resorts and $0.6 million related to the acquisition of Kosmas Properties. In addition, growth in the consumer portfolio held for investment also contributed to the increase in interest income, which was slightly offset by a decline in interest rates. Interest income on consumer notes rose 5% to $7.0 million for the first six months of 1999 as compared to $6.6 million for the same time period in 1998, and is attributable to the growth in the loan portfolio. The average amount outstanding on the consumer receivables portfolio for the first six months of 1999 was approximately $12 million higher than the same period in 1998, although the average interest rate dropped about 0.5%. Interest on acquisition, development and construction loans ("A D & C Loans") decreased 20% to $2.3 million primarily due to lower average outstanding balances due to the elimination of loans in consolidation (from the acquisitions of Eastern Resorts and the Kosmas Properties). In addition, the average interest rates on A D & C loans declined approximately 0.8%. Total third party loan originations rose 14% to $56.2 million for the six months ended June 30, 1999, compared to $49.5 million for the six months ended June 30, 1998.

                            Timeshare interval sales

      During the second quarter of 1999, vacation ownership revenue totaled $16.3 million. The income associated with vacation ownership is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $10.0 million and $6.3 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998. Also, during the six months ended June 30, 1999, the Company recorded approximately $1.9 million of previously deferred vacation ownership revenue due to the completion of two resort buildings in St. Thomas.

                                Resort operations

      Resort operations for the first six months of 1999 totaled $9.9 million. The revenue from resort operations is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $5.3 million and $4.6 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998.

                                  Other income

      Other income increased 13% to $0.64 million for the first six months of 1999, as compared to $0.57 million for the same period in 1998. The increase is primarily due to increased service income associated with consumer financing receivables.

                                Interest expense

      Interest expense increased 62% to $5.4 million for the first six months of 1999, from $3.4 million for the same period in 1998, primarily due to the inclusion of interest expense associated with Eastern Resorts and Kosmas Properties totaling $0.4 million and $0.9 million, respectively, which represents approximately 65% of the entire increase in interest expense. The Company's consumer receivables financing facility had higher average outstanding balances of approximately $12 million during the first six months of 1999, compared to the same period in 1998, but interest rates were approximately 70 basis points lower. Consequently, overall interest expense on the Company's consumer receivables financing facility increased 16% to $1.9 million for the first six months of 1999 from $1.7 million for the first six months of 1998.

      The average interest rate on other bank notes decreased to 6.1% for the first six months of 1999, from 6.8% for the same period in 1998. Nevertheless, interest expense on other bank notes increased 34% to $2.0 million for the first six months of 1999, from $1.5 million for the same period in 1998, due to a higher average outstanding balance of approximately $20 million.

                          Depreciation and amortization

      Depreciation and amortization increased 125% from $0.7 million for the first six months of 1998 to $1.6 million for the same period in 1999. The increase is primarily due to $0.4 million associated with financing costs and $0.3 million for goodwill amortization, both resulting from the acquisition of Eastern Resorts. Goodwill is being amortized on a straight-line basis over 40 years.

                       Provision for doubtful receivables

      The provision for doubtful receivables increased 84% to $0.8 million for the second quarter of 1999, compared to $0.4 million for the same period in 1998. This increase is due primarily to an increase in the receivables generated from the acquisition-related properties. Management maintains an allowance for doubtful receivables that, in the opinion of management, provides adequately for current and estimated future losses of existing receivables.

                        Cost of timeshare intervals sold

      The cost of property sold for the six months ending June 30, 1999 totaled $3.9 million, or 23.8% of timeshare interval sales. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $2.4 million and $1.5 million, respectively. Therefore, there is no corresponding amount for the same period in 1998. Also, during the six months ended June 30, 1999, the Company recorded approximately $.4 million relating to the cost of property for the previously deferred vacation ownership intervals revenue due to the completion of two resort buildings in St. Thomas.

                               Sales and marketing

      Sales and marketing expense for the first six months of 1999 totaled $7.0 million, or 42.6% of timeshare interval sales. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $4.4 million and $2.6 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998. Also, during the six months ended June 30, 1999, the Company recorded approximately $.7 million relating to the sales and marketing expense for the previously deferred vacation ownership intervals revenue due to the completion of two resort buildings in St. Thomas.

                                Resort management

      Resort management expenses for the first six months of 1999 totaled $8.5 million or 86.3% of resort operations revenue. The inclusion of resort management expenses is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $4.9 million and $3.6 million, respectively. Therefore, there is no corresponding amount for the same time period in 1998.

                        General and administrative costs

      General and administrative costs increased 135% to $3.8 million for the first six months of 1999, from $1.6 million for the same period in 1998. However, general and administrative costs fell to 10% of revenues for the second quarter of 1999, compared to 16% for the same period in 1998. The increased costs are mainly due to the inclusion of general and administrative expenses associated with Eastern Resorts and Kosmas Properties of $1.0 million and $0.9 million, respectively, which represents approximately 83% of the increase in general and administrative costs. The following items also contributed to the increase in general and administrative costs: payroll, servicing, office, advertising, and travel costs. Payroll and payroll-related expenses increased 19% for the first six months of 1999 due to a reduction in payroll costs that were allocated to the estate in the bankruptcy case of a major shareholder of the Company for certain of the Company's employees, an increase in the number of employees, and an increase in compensation for certain employees. Servicing costs increased 43% to $0.2 million for the first six months of 1999 from $0.1 million for the first six months of 1998, primarily due to an increased customer base. Travel and entertainment, advertising, and office-related costs increased primarily due to growth of the Company.

                           Provision for income taxes

      The provision for income taxes for the first six months of 1999 increased 108% to $3.0 million from $1.4 million for the same period in 1998.

                Selected Financial Data of Equivest Finance Inc.
                        as a Percentage of Total Revenues

                                                                      Six
                                                                     Months
                                                                     Ended
                                       Year Ended December 31,      June 30,
                                       1996     1997     1998     1999     1998
                                       ----     ----     ----     ----     ----
Revenues
 Interest from:
  Acquisition and development loans    29.8%    25.1%    18.2%     5.9%    27.5%
  Purchased consumer receivables       59.6%    64.4%    41.8%    16.2%    59.5%
  Hypothecation loans                   0.4%     1.9%     4.0%     2.0%     5.0%
   Consumer loans                        --       --       --       --       --
   Other loans                          1.3%     5.8%     4.8%     6.0%     2.4%
                                      -----    -----    -----    -----    -----
    Total interest on Loans            91.1%    97.2%    68.8%    30.1%    94.4%
Timeshare interval sales                 --       --     15.4%    42.5%      --
Resort operations                        --       --     12.3%    25.7%      --
Other income                            8.9%     2.8%     3.5%     1.7%     5.6%
                                      -----    -----    -----    -----    -----
  Total revenue                       100.0%   100.0%   100.0%   100.0%   100.0%

Costs and Expenses
Interest                               58.0%    50.6%    25.2%    14.2%    32.8%
Cost of timeshare intervals sold         --       --      3.9%    10.1%      --
Sales and marketing                      --       --      7.3%    18.1%      --
Resort management                        --       --     11.0%    22.2%      --
Depreciation and amortization           6.3%     6.7%     7.3%     4.2%     6.9%
Provision for doubtful receivables      1.3%     5.8%     2.7%     2.1%     4.4%
General and administrative             22.6%    15.5%    13.9%    10.0%    15.9%
                                      -----    -----    -----    -----    -----
  Total costs and expenses             88.2%    78.6%    71.3%    80.9%    60.0%
                                      -----    -----    -----    -----    -----
Income before provision for income
taxes                                  11.8%    21.4%    28.7%    19.1%    40.0%
Provision for income taxes              0.2%     1.2%    11.0%     7.8%    14.0%
                                      -----    -----    -----    -----    -----
Net income                             11.6%    20.2%    17.7%    11.3%    26.0%
                                      =====    =====    =====    =====    =====

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

      The computer software and hardware platform for Resort Funding's loan servicing program is owned by The Processing Center, Inc. ("TPC"), a wholly owned affiliate of the Company's largest shareholder. The Company understands that, as of June 30, 1999, the platform is Y2K compliant. The Company has entered into an agreement for the purchase of the TPC platform and consummation of this transaction is pending. There is no assurance that the Company will close on this purchase. The Company has previously used unaffiliated third parties on occasion to perform its loan servicing. Consequently, the Company believes it will be able to make arrangements with a third-party to perform such services if necessary, but such arrangements are currently not in place. As a contingency, the Company expects to identify potential parties to perform its loan servicing by the end of the third quarter of 1999.

      Resort Funding's own computer systems consist primarily of networked personal computers ("PCs") used for accounting and word processing, which Resort Funding recently acquired in the ordinary course of business. Resort Funding's PCs and the software they use are substantially Year 2000 compliant.

      Eastern Resorts. Eastern Resorts uses a third-party database server as its primary software system for resort reservations, timeshare sales, and homeowners' association receivables. Eastern Resorts recently installed an upgraded version of this software, which is Year 2000 compliant. Communications hardware between the main office of Eastern Resorts and certain of its resort properties is not Year 2000 compliant. This equipment will be replaced, at an estimated cost of $15,000, during the third quarter of 1999. The collections system utilized by Eastern Resorts is not compliant; however Eastern Resorts' collections will be transferred to Resort Funding before December 31, 1999. The voice mail system utilized by Eastern Resorts is not compliant. A new system will be installed during the third quarter of 1999 at an estimated cost of $10,000.

      Kosmas Properties. The reservations systems utilized at the Coconut Malorie Hotel and Resort is not Y2K compliant. An upgraded reservations system was recently purchased and will be installed by September 30, 1999.

      The reservations and accounting systems utilized by the Company's St. Thomas projects are not compliant. New equipment and software will be purchased and installed by September 30, 1999. The total cost for the replacement of these systems is estimated at $25,000.

      The reservations and property management software installed at the Avenue Plaza Hotel and the management accounting software utilized in the hotel spa, are not compliant. Patches are being applied and a replacement system will be installed by the end of the third quarter, 1999. The total cost for upgrades and replacements is estimated to be $10,000.

      Miscellaneous. Any non-compliant PC's will be replaced or upgraded in the ordinary course prior to December 31, 1999. The Company does not anticipate that the cost of any additional Year 2000 related corrections or replacements will be material. However, there can be no assurance that the actual costs to make such corrections or acquire replacements will not exceed the Company's expectations, which may have an adverse effect on the Company's financial performance.

      Third Parties. The Company's Year 2000 compliance program also includes assessing the readiness of the Company's lenders, borrowers, major vendors, suppliers and any other third parties with whom the Company has significant dealings, who may be impacted by the Year 2000 problem. The extent to which such parties have not modified their systems to address the Year 2000 issues may have a significant, adverse impact on the operations or financial performance of the Company. The Company has initiated contact with such third parties in order to determine whether their systems are Year 2000 compliant and, if not, what steps they have taken to address the problem. The Company has not yet received sufficient confirmation from all of these parties in order to assess the likelihood that all such parties will achieve Year 2000 compliance. If the Company determines that a response to an inquiry is either insufficient or otherwise indicates that the third-party will not achieve Year 2000 compliance, the Company may follow up with personal contact with the third-party and, if necessary, an on-site audit or testing of such party's systems. The Company anticipates finalizing its assessment of third parties' Year 2000 readiness by the third quarter of 1999. At that time, the Company will determine whether to implement contingency plans to replace or supplement the services currently provided by third parties. There can be no assurance that such third parties, including borrowers, will be able to timely correct their Year 2000 problems, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Cost

      Since Resort Funding utilizes the computer software and hardware platform of a third-party, the cost to the Company for addressing and correcting Year 2000 issues has not been material. As of June 30, 1999, the Company estimates that it has spent $50,000 on Year 2000 remediation. Management does not anticipate that the Company will incur any significant additional expense in correcting its systems. However, there can be no assurance that the Company's expenditures will not exceed its estimates. In the event that the Company is forced to identify and contract with parties to replace existing suppliers and vendors, such as TPC, the cost of such replacement may have a material adverse effect on the Company's financial condition and results. Further, if the Company is unable to perform on its contractual obligations to its lenders and borrowers as a result of its own or an important third-party's failure to achieve Year 2000 compliance, the potential cost and liability for such failure may have a material adverse effect on the Company's results of operations, financial condition and liquidity.

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

Item 5. Other Information

      None.

Item 6. (a) Exhibits

      The following exhibits are filed herewith:

      11.1 Statement re: computation of earnings per share for the second quarter

      11.2 Statement re: computation of earnings per share for the six month period

      (b) Reports on Form 8-K The Company filed the following reports on Form 8-K during the quarter covered by this report:

            (i) April 2, 1999 Form 8-K. announcing the completion of Resort Acquisition

            (ii) May 18, 1999 Form 8-K announcing 1999 first-quarter results

            (iii) June 9,1999 Form 8-K/A Kosmas Acquisition Financials

         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.

BY: /s/ Gerald L. Klaben, Jr.
   --------------------------------
Gerald L. Klaben, Jr.
Senior Vice President and Chief Information Officer

Dated:  August 13, 1999