Form 10QSB
period 1999-09-30
EQUIVEST FINANCE INC
filed 1999-11-15
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1999
                                               ------------------

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of September 30, 1999, 25,688,351 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes |_|  No |X|

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements
          Consolidated Financial Information:
            Consolidated Balance Sheets - September 30, 1999 (unaudited)
              and December 31, 1998                                            3
            Unaudited Consolidated Income Statements - Three Months
              Ended September 30, 1999 and 1998                                4
            Unaudited Consolidated Income Statements - Nine Months Ended
              September 30, 1999 and 1998                                      5
            Unaudited Consolidated Statement of Equity Accounts                6
            Unaudited Consolidated Statements of Cash Flows - Nine Months
              Ended September 30, 1999 and 1998                                7
            Notes to Interim Consolidated Financial Information                8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                14

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                                  25

 Item 2.   Changes in Securities                                              25

 Item 3.   Defaults Upon Senior Securities                                    25

 Item 4.   Submission of Matters to a Vote of Security Holders                25

 Item 5.   Other Information                                                  25

 Item 6.   Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                    26

                          PART I - FINANCIAL STATEMENTS

                          Item 1. Financial Statements

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,1999    December 31,
ASSETS                                                                                  (Unaudited)           1998
                                                                                        ------------     ------------
Cash and cash equivalents                                                               $  5,894,664     $  3,486,720
Receivables, net                                                                         167,401,561      142,326,363
Investment in real estate joint venture                                                    4,202,261        2,971,207
Inventory                                                                                 60,879,922       10,361,151
Deferred financing costs, net                                                              2,453,139        3,755,600
Cash - restricted                                                                          2,664,458        1,422,459
Accrued interest receivable                                                                1,334,687          971,026
Property and equipment, net                                                               11,223,223        3,048,252
Goodwill, net                                                                             26,731,055       27,247,483
Stock registration costs                                                                   1,595,629        1,479,681
Other assets                                                                               1,413,647          314,521
                                                                                        ------------     ------------
Total Assets                                                                            $285,794,246     $197,384,463
                                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Accounts payable                                                                  $  4,968,380     $  2,212,975
      Accrued expenses and other liabilities                                               9,648,688        3,985,402
      Taxes payable                                                                        2,975,948        1,994,381
      Deferred income taxes                                                                5,901,824        2,568,465
      Notes payable                                                                      199,579,037      133,116,985
                                                                                        ------------     ------------
Total Liabilities                                                                        223,073,877      143,878,208
                                                                                        ------------     ------------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
      Cumulative Redeemable Preferred Stock--Series 2 Class A, $3 par value;
           15,000 shares authorized, 10,000 shares
           outstanding                                                                        30,000           30,000
      Common Stock, $.01 par value; 50,000,000 shares authorized,
           25,688,351 shares outstanding in 1999 and 25,198,351 outstanding in 1998          256,884          251,984
      Additional paid-in capital                                                          51,070,566       49,115,466
      Retained earnings                                                                   11,362,919        4,108,805
                                                                                        ------------     ------------
                                                                                          62,720,369       53,506,255
                                                                                        ------------     ------------
                                                                                        $285,794,246     $197,384,463
                                                                                        ============     ============

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1999               1998
                                                     ----               ----
REVENUE

    Interest                                      $ 6,422,072        $ 5,303,387
    Timeshare interval sales                       11,889,372          1,103,256
    Resort operations                               8,164,252          1,214,308
    Other income                                      690,759            296,871
                                                  -----------        -----------

                                                   27,166,455          7,917,822
                                                  -----------        -----------

COSTS AND EXPENSES

    Interest                                        3,396,200          1,946,583
    Cost of timeshare intervals sold                2,853,547            272,835
    Sales and marketing                             5,202,075            567,527
    Resort management                               7,588,694            989,549
    Depreciation and amortization                     608,157            692,185
    Provision for doubtful receivables                620,599            199,710
    General and administrative                      1,910,387          1,155,038
                                                  -----------        -----------

                                                   22,179,659          5,823,427
                                                  -----------        -----------

INCOME BEFORE PROVISION FOR INCOME TAXES            4,986,796          2,094,395

PROVISION FOR INCOME TAXES                          2,075,000            860,000
                                                  -----------        -----------

NET INCOME                                        $ 2,911,796        $ 1,234,395
                                                  ===========        ===========

Basic earnings per common share                   $      0.11        $      0.05
                                                  ===========        ===========

Diluted earnings per common share                 $      0.11        $      0.05
                                                  ===========        ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1999             1998
                                                       ----             ----
REVENUE

    Interest                                        $18,009,170      $15,010,759
    Timeshare interval sales                         28,232,866        1,103,256
    Resort operations                                18,042,102        1,214,308
    Other income                                      1,335,047          867,982
                                                    -----------      -----------

                                                     65,619,185       18,196,305
                                                    -----------      -----------

COSTS AND EXPENSES

    Interest                                          8,846,346        5,318,413
    Cost of timeshare intervals sold                  6,747,271          272,835
    Sales and marketing                              12,172,073          567,524
    Resort management                                16,118,182          989,549
    Depreciation and amortization                     2,207,154        1,402,552
    Provision for doubtful receivables                1,449,919          649,710
    General and administrative                        5,749,126        2,786,078
                                                    -----------      -----------

                                                     53,290,071       11,986,661
                                                    -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             12,329,114        6,209,644

PROVISION FOR INCOME TAXES                            5,075,000        2,300,000
                                                    -----------      -----------

NET INCOME                                          $ 7,254,114      $ 3,909,644
                                                    ===========      ===========

Basic earnings per common share                     $      0.27      $      0.16
                                                    ===========      ===========

Diluted earnings per common share                   $      0.26      $      0.15
                                                    ===========      ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EQUITY ACCOUNTS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                     Redeemable
                                                     Preferred                                   Additional
                                                    Stock-Series                    Stock           Paid           Retained
                                       Total         2 Class A     Common Shares    Amount       in Capital        Earnings
                                    -----------    --------------  --------------  --------    ----------------   -----------
Balances at December 31, 1998       $53,506,255      $ 30,000        25,198,351    $251,984      $49,115,466      $ 4,108,805

Common stock issued to satisfy
certain debt of Kosmas Group
International Inc.                    1,960,000                         490,000       4,900        1,955,100

Net Income                            7,254,114                                                                     7,254,114
                                    -----------      --------        ----------    --------      -----------      -----------

Balances at September 30, 1999      $62,720,369      $ 30,000        25,688,351    $256,884      $51,070,566      $11,362,919
                                    ===========      ========        ==========    ========      ===========      ===========

          See Accompanying Notes To Consolidated Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                1999               1998
                                                                            ------------       ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net Income                                                                $  7,254,114       $  3,909,644
  Adjustments to reconcile net income to net cash
   (used in) operating activities:
    Amortization and depreciation                                              2,207,154          1,392,101
    Provision for doubtful receivables                                         1,449,919            649,710
    Provision for deferred taxes                                                     -0-           (176,000)
    Changes in assets and liabilities, net of
     effects from purchase of KGI
      Other assets                                                            (1,206,511)        (1,534,452)
      Inventory                                                                 (580,426)           402,374
      Accounts receivable - related parties                                          -0-                -0-
      Restricted cash                                                         (1,134,130)           (53,685)
      Accounts payable and accrued expenses                                     (453,496)         2,516,665
      Accounts payable--related parties                                          268,495            (11,235)
      Income taxes payable                                                     2,975,948                -0-
                                                                            ------------       ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                              10,781,067          7,095,122

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                                               (23,223,795)       (15,992,901)
  Sale (purchase) of equipment                                                  (716,892)           (46,987)
  Purchase of Eastern Resorts, net of cash acquired of $908,031                      -0-        (14,091,968)
  Inventory additions                                                                -0-           (766,237)
  Investment in joint venture                                                 (1,231,054)               -0-

  Partial payment on purchase of KGI, net of cash acquired of $762,706        (1,941,492)               -0-
                                                                            ------------       ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                                (27,113,233)       (30,898,093)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes receivable - related party                                   595,634          3,129,580
  Advances on notes receivable - related party                                       -0-           (355,976)
  Proceeds from recourse notes payable                                        78,258,000         59,767,842
  Payments on recourse notes payable                                         (58,355,384)       (38,269,151)
  Payments on redemption of preferred stock                                          -0-             (7,815)
  Payments on preferred stock dividends                                              -0-             (8,819)
  Proceeds from non-recourse notes payable                                           -0-           2,498,753
  Payments on non-recourse notes payable                                      (1,758,140)        (4,308,887)
                                                                            ------------       ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     18,740,110         22,445,527
                                                                            ------------       ------------
      INCREASE (DECREASE) IN CASH                                              2,407,944         (1,357,444)
                                                                            ------------       ------------

Cash at beginning of period                                                    3,486,720          4,620,479
                                                                            ------------       ------------
       CASH AT END OF PERIOD                                                $  5,894,664       $  3,263,035
                                                                            ============       ============

          See Accompanying Notes To Consolidated Financial Statements.

                             EQUIVEST FINANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

      The accompanying consolidated interim financial statements as of September 30, 1999 and December 31, 1998 and for the three-month and nine-month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1998.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc. (inactive), Resort Funding, Inc. ("Resort Funding") and its subsidiary, BFICP Corporation, Eastern Resorts Corporation and its subsidiary, Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts") and, as of March 26, 1999, Bluebeard's Castle, Inc., Castle Acquisition, Inc., Avenue Plaza LLC, Ocean City Coconut Malorie, Inc., St. Augustine Resort Development Group, Inc. and EFI D.C. Acquisition, Inc. (all of which were acquired or created in connection with the acquisition by the Company of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from Kosmas Group International, Inc. (KGI)). All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Vacation Ownership

      Vacation ownership (VOI) revenue represents sales of timeshare intervals on the accrual basis. Revenue is recognized after a binding sales contract has been executed, a 10% minimum down payment has been received, and the statutory rescission period has expired. If all other criteria are met but construction of the unit to which the timeshare interval relates is not substantially complete, revenue is recognized on the percentage of completion basis.

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

      Allowance for Doubtful Receivables

      Receivables have been reduced by an allowance for doubtful receivables. The allowance is an amount which management believes will be adequate to absorb possible losses on existing receivables. The evaluation incorporates past loss experience, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions. Receivables are charged against the allowance when management believes that collectibility is unlikely. Due to uncertainties in the estimation process, it is at least reasonably possible that management's estimate of loan losses inherent in the loan portfolio and the related allowance will change in the near term.

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

C. Acquisition of Properties from Peppertree Resorts, Ltd.

      The Company announced on September 14, 1999 that it reached an agreement in principle to merge with Peppertree Resorts, Ltd., a vacation ownership company headquartered in Asheville, North Carolina. Following the completion of the proposed merger, Peppertree will become a wholly-owned subsidiary of Equivest, and will continue to maintain its current offices in Asheville under the leadership of its current management team. The combined company will offer its approximately 100,000 timeshare owners and finance customers a large network of vacation ownership resorts in the eastern United States, with 29 resorts stretching from Newport, RI to St. Thomas in the U.S. Virgin Islands.

      The transaction includes 15 Peppertree vacation ownership resorts in the southeastern U.S. with a total of approximately 1,000 units, of which approximately 2,000 timeshare intervals remained unsold as of September 30, 1999. Under the terms of the proposed transaction, Equivest will pay a combination of cash, stock, and a deferred note, as well as assuming Peppertree's outstanding liabilities.

      The agreement is subject to the completion of due diligence, final documentation, the absence of material adverse change, and approval by Equivest's board of directors, among other conditions. The parties expect the transaction to close by November 30, 1999.

D. Contingencies, Commitments and Liquidity

      In September 1997, Resort Funding commenced foreclosure proceedings against a resort property located in Hilton Head, South Carolina which was approximately four months delinquent in payment of its obligations to Resort Funding under an acquisition and development loan agreement. On March 17, 1998, the developer filed an answer and counterclaims in the foreclosure action alleging, among other things, that it was not in default of the loan agreements. Resort Funding intends to pursue vigorously its claims and defend the counterclaims. On September 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as the payments become due, pending the outcome of the foreclosure action. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of September 30, 1999, the principal balance owed to Resort Funding under the referenced loan was approximately $3.4 million. The promissory note matured on February 28, 1999. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of September 30, 1999, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan.

      When it acquired Eastern Resorts in August 1998, the Company obtained the cash portion of the purchase price in large part through the proceeds of a $12.2 million short-term bridge loan (the "Bridge Loan") from Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). The Company originally anticipated repaying the Bridge Loan through a public offering. In the interim, the Company has been paying the facility down through payments received on the notes pledged as collateral for the Bridge Loan. The Bridge Loan matures on December 11, 1999. As of September 30, 1999, the balance on the Bridge Loan was approximately $2.0 million, down from the original borrowing of $12.2 million. The Bridge Loan contains cross default provisions linked to the Company's pre-existing CSFB debt facilities.

      Due to changes in market conditions, the Company delayed the original schedule of its proposed public offering in the Fall of 1998. The Company is discussing replacing the Bridge Loan with other lenders, and has received proposals for new and expanded liquidity facilities. However, it currently anticipates that it will complete repayment of the Bridge Loan predominantly out of internal cash flow.

      As a result of the KGI acquisition, the Company's VOI sales have expanded considerably. The combined sales of Eastern Resorts and the former KGI resorts, all of which were acquired since August, 1998, have, along with increases in RFI's third-party lending business, resulted in an expanded growth rate of the Company's loan portfolio. As a result, the use of its 1997 Credit Facility for both acquisition and development loans and consumer receivables financing has expanded, and both such facilities are close to their capacity limits.

      In October 1999, the Company closed on a new $20 million credit facility to finance third-party acquisition and development loans, consumer receivable loans, and/or pre-sale loans. The $20 million facility has a two-year revolving period followed by an amortization period that varies depending on the nature of the loan. The Company has also received a new $30 million proposal from the same lender to finance Company-owned resorts for acquisition and development loans, consumer receivable loans, and/or pre-sale loans.

      In November 1999, DG Bank was engaged to complete a five year $150 million consumer receivable facility to replace the CSFB $75 million credit facility. Completion of this facility remains subject to due diligence, documentation and credit approvals. In addition, the Company has received a preliminary, nonbinding proposal from another lender for a five year $50 million consumer receivable warehouse facility.

      The Company is seeking to replace the CSFB consumer credit facility and to augment the acquisition and development facility. However, there can be no assurance that the Company will be successful in obtaining new sources of financing with acceptable terms, or that modifications of the current terms of existing indebtedness will not result in materially less favorable terms. Failure to obtain new sources of financing or to expand existing sources would force the Company to curtail vacation ownership sales and third party lending, resulting in a materially adverse effect on the Company's business. If the CSFB consumer credit facility is not replaced in full by December 11, 1999, the interest rate on the remaining balance will increase by 150 basis points, though the Company anticipates requesting a postponement of any such increase pending closing on the DG Bank Facility.

E.    Segment Information

      Financial information with respect to the financing and resort development segments in which the Company operates follows for the three months ended September 30, 1999:

---------------------------------------------------------------------------------------
                                                            Resort
                                        Financing         Development          Total
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Revenues from external customers      $  7,112,831      $ 20,053,624      $ 27,166,455
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Intersegment revenues                       699,334               -0-           699,334
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Segment profit                            1,877,067         3,377,519         5,254,586
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Segment assets                          202,218,831       107,365,091       309,583,922
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Expenditures for segment assets               1,692           317,466           319,158
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Reconciliation of total segment
profit to consolidated income
before income taxes:
---------------------------------------------------------------------------------------
  Total segment profit                                                        5,254,586
---------------------------------------------------------------------------------------
  Unallocated corporate expenses                                                267,790
---------------------------------------------------------------------------------------
                                                                              4,986,796
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------

      Financial information with respect to the financing and resort development segments in which the Company operates follows for the nine months ended September 30, 1999:

---------------------------------------------------------------------------------------
                                                            Resort
                                        Financing         Development          Total
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Revenues from external customers       $ 19,344,217      $ 46,274,968      $ 65,619,185
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Intersegment revenues                     1,629,247               -0-         1,629,247
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Segment profit                            5,147,679         8,240,620        13,388,299
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Segment assets                          202,218,831       107,365,091       309,583,922
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Expenditures for segment assets              42,688           716,892           759,580
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Reconciliation of total segment
profit to consolidated income
before income taxes:
---------------------------------------------------------------------------------------
  Total segment profit                                                       13,388,299
---------------------------------------------------------------------------------------
  Unallocated corporate expenses                                              1,059,185
---------------------------------------------------------------------------------------
                                                                             12,329,114
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------

      For the three and nine month periods ended September 30, 1998, the Company operated primarily in the financing business.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   Net income

      Income before provision for income taxes increased 138% to $5.0 million for the three months ended September 30, 1999, as compared to $2.1 million for the same period in 1998. Net income increased 136% to $2.9 million for the three months ended September 30, 1999 from $1.2 million for the same period in 1998. The increase in net income is primarily attributable to the inclusion of operating results for Eastern Resorts and Kosmas Properties, coupled with increased interest income resulting from growth in the consumer finance portfolio.

      Total revenue rose 243% to $27.2 million for the three months ended September 30, 1999 as compared to $7.9 million for the same time period in 1998. Revenue growth is largely due to the addition of revenue associated with Eastern Resorts and Kosmas Properties, totaling $10.7 million and $10.9 million, respectively, coupled with increased portfolio growth in consumer receivables financing. Revenue generated from Eastern Resorts and Kosmas Properties represents 80% of total revenues.

                                 Interest income

      Interest income on loans increased 21% to $6.4 million for the three months ended September 30, 1999, from $5.3 million for the same period in 1998, mainly due to higher average outstanding balance of approximately $30 million. In addition, the average interest rates increased approximately 150 basis points. Growth in the third party consumer portfolio held for investment also contributed to the increase in interest income, which was slightly offset by a decline in interest rates. Interest income on consumer notes rose 3% to $3.5 million for the three months ended September 30, 1999 as compared to $3.4 million for the same time period in 1998, and is attributable to the growth in the loan portfolio. The average amount outstanding on the consumer receivables portfolio for the third quarter of 1999 was approximately $10 million higher than the same period in 1998, although the average interest rate dropped about 0.5%. Interest on acquisition, development and construction loans ("A D & C Loans") decreased 15% to $1.3 million for the three months ended September 30, 1999 from $1.5 million for the same time period, primarily due to lower average outstanding balances due to the elimination of loans in consolidation (from the acquisitions of Eastern Resorts and the Kosmas Properties). In addition, the average interest rates on A D & C loans declined approximately 0.9%.

      Third party loan originations rose 34% to $30.0 million for the three months ended September 30, 1999 from $22.3 million for the same time period in 1998. The increase in total loan originations is primarily due to an increase in consumer receivable originations.

                            Timeshare interval sales

      During the third quarter of 1999, vacation ownership revenue totaled $11.9 million on sales of 1,154 VOIs at an average sales price of $10,370. The income associated with vacation ownership is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $5.8 million and $6.1 million, respectively. The corresponding amount of $1.1 million for the three months ended September 30, 1998 represents only 33 days of vacation ownership revenue that resulted from the acquisition of Eastern Resorts. The Company now owns or manages thirteen timeshare resorts with a completed VOI inventory available for sale of approximately 24,500 intervals.

                                Resort operations

      Resort operations for the three months ended September 30, 1999 totaled $8.2 million. The revenue from resort operations is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $4.1 million and $4.1 million, respectively. The corresponding amount of $1.2 million for the three months ended September 30, 1998 represents only 33 days of resort operation revenue that resulted from the acquisition of Eastern Resorts.

                                  Other income

      Other income increased 133% to $0.7 million for the third quarter of 1999, as compared to $0.3 million for the same period in 1998. The increase in other income is due to an increase in service income associated with consumer receivables, increased fee income, and other income associated with Eastern Resorts and Kosmas Properties. Other income associated with Eastern Resort and Kosmas Properties represents 28% of the increase in other income.

                                Interest expense

      Interest expense increased 74% to $3.4 million for the third quarter of 1999, from $1.9 million for the same period in 1998, primarily due to the inclusion of interest expense associated with Eastern Resorts and Kosmas Properties, totaling $0.2 million and $0.9 million, respectively, which represents approximately 80% of the entire increase in interest expense. The average interest rate on outstanding debt remained at 6.8% for both the third quarter of 1999 and the third quarter of 1998, while the average outstanding balance increased approximately $90 million. The Company's consumer receivables financing facility had higher average outstanding balances of almost $23 million during the third quarter of 1999, compared to the same period in 1998, but interest rates were approximately 40 basis points lower. Consequently, overall interest expense on the Company's consumer receivables financing facility increased 45% to $1.3 million for the third quarter of 1999 from $0.9 million for the third quarter of 1998.

                        Cost of timeshare intervals sold

      The cost of property sold for the third quarter of 1999 totaled $2.9 million, or 24% of timeshare interval sales. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts and Kosmas Properties, which represented $1.5 million and $1.4 million, respectively, of total cost of timeshare intervals sold.

The corresponding amount for the third quarter of 1998 of $0.3 million represents only 33 days of costs of property sold that is a result of the acquisition of Eastern Resorts.

                               Sales and marketing

      Sales and marketing expense for the three months ended September 30, 1999 totaled $5.2 million, or 44% of timeshare interval sales. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts and Kosmas Properties, which incurred $2.5 million and $2.7 million, respectively, in sales and marketing expense. The corresponding amount of $0.6 million for the third quarter of 1998 represents only 33 days of costs associated with sales and marketing and is a result of the acquisition of Eastern Resorts.

                               Resort management

      Resort management expenses for third quarter of 1999 totaled $7.6 million, or 93% of resort operations revenue. The inclusion of resort management expenses is a result of the acquisition of Eastern Resorts and Kosmas Properties, which represented $3.6 million and $4.0 million, respectively, of aggregate resort management expenses. The corresponding amount of $1.0 million for the third quarter of 1998 represents only 33 days of operations and is a result of the Eastern Resorts acquisition.

                          Depreciation and amortization

      Depreciation and amortization decreased 12% from $0.7 million for the third quarter of 1998 to $0.6 million for the same period in 1999. The decrease is primarily due to a decrease of $0.1 million associated with financing costs of the acquisition of Eastern Resorts and $0.1 million associated with title amortization. Conversely, depreciation and amortization of Kosmas properties totaled $0.1 million.

                       Provision for doubtful receivables

      The provision for doubtful receivables increased 211% to $0.6 million for the three months ended September 30, 1999, compared to $0.2 million for the same period in 1998. This increase is due primarily to an increase in the receivables generated from the acquisition-related properties. Management maintains an allowance for doubtful receivables that, in the opinion of management, provides adequately for current and estimated future losses of existing receivables. The aggregate allowance for doubtful accounts at September 30, 1999 was $6.8 million, an increase of 75% from $3.9 million at September 30, 1998.

                        General and administrative costs

      General and administrative costs increased 65% to $1.9 million for the third quarter of 1999, from $1.2 million for the same period in 1998. However, general and administrative costs fell to 7% of revenues for the third quarter of 1999, compared to 15% for the same period in 1998. The increased costs are mainly due to the inclusion of general and administrative expenses associated with Eastern Resorts and Kosmas Properties totaling $0.4 million and $0.3 million, respectively, which represents approximately 91% of the increase in general and administrative costs. The following items also contributed to the increase in general and administrative costs: payroll, servicing, office, outside services, and travel costs.

                           Provision for income taxes

      The provision for income taxes for the three months ended September 30, 1999 increased 141% to $2.1 million from $0.9 million for the same period in 1998. The increase is attributable to the increase in pretax income during the period compared to the same period in 1998. The provision for income taxes was approximately 41% of pretax income for both the three months ended September 30, 1999 and the same period in 1998.

                Selected Financial Data of Equivest Finance, Inc.
                        as a Percentage of Total Revenues

                                                                                        Three Months
                                                                                          Ended
                                                   Year Ended December 31,              September 30,
                                              --------------------------------       -------------------
                                               1996         1997         1998         1999         1998
                                              ------       ------       ------       ------       ------
Revenues
 Interest from:
   Acquisition and development loans            29.8%        25.1%        18.2%         4.7%        19.2%
   Purchased consumer receivables               59.6%        64.4%        41.8%        11.3%        39.1%
   Hypothecation loans                           0.4%         1.9%         4.0%         1.8%         4.4%
   Consumer loans                                 --           --          3.4%         5.7%         3.3%
   Other loans                                   1.3%         5.8%         1.4%         0.1%         1.0%
                                              ------       ------       ------       ------       ------
     Total interest on Loans                    91.1%        97.2%        68.8%        23.6%        67.0%
Timeshare interval sales                          --           --         15.4%        43.8%        14.0%
Resort operations                                 --           --         12.3%        30.1%        15.3%
Other income                                     8.9%         2.8%         3.5%         2.5%         3.7%
                                              ------       ------       ------       ------       ------
  Total revenue                                100.0%       100.0%       100.0%       100.0%       100.0%

Costs and Expenses
Interest                                        58.0%        50.6%        25.2%        12.5%        24.6%
Cost of timeshare intervals sold                  --           --          3.9%        10.5%         3.4%
Sales and marketing                               --           --          7.3%        19.1%         7.2%
Resort management                                 --           --         11.0%        28.0%        12.5%
Depreciation and amortization                    6.3%         6.7%         7.3%         2.2%         8.7%
Provision for doubtful receivables               1.3%         5.8%         2.7%         2.3%         2.5%
General and administrative                      22.6%        15.5%        13.9%         7.0%        14.6%
                                              ------       ------       ------       ------       ------
  Total costs and expenses                      88.2%        78.6%        71.3%        81.6%        73.5%
                                              ------       ------       ------       ------       ------

Income before provision for income taxes        11.8%        21.4%        28.7%        18.4%        26.5%

Provision for income taxes                       0.2%         1.2%        11.0%         7.6%        10.9%
                                              ------       ------       ------       ------       ------

Net income                                      11.6%        20.2%        17.7%        10.8%        15.6%
                                              ======       ======       ======       ======       ======

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   Net income

      Income before provision for income taxes increased 99% to $12.3 million for the first nine months of 1999, as compared to $6.2 million for the same period in 1998. Net income increased 86% to $7.3 million for the first nine months of 1999 from $3.9 million for the same period in 1998. The increase in net income is primarily attributable to the inclusion of operating results for Eastern Resorts and Kosmas Properties and increased interest income resulting from growth in the consumer portfolio.

      Total revenue rose 261% to $65.6 million for the first nine months of 1999 as compared to $18.2 million for the same time period in 1998. Revenue growth is largely due to the addition of revenues associated with Eastern Resorts and the Kosmas Properties totaling $27.7 million and $22.5 million, respectively, coupled with increased portfolio growth in consumer receivables financing. Revenue generated from Eastern Resorts and Kosmas Properties represents 77% of total revenue. Revenue and income relating to Eastern Resorts includes the entire nine month period, while the comparable figures from the former KGI Properties relate only to the period after March 26, 1999.

                                Interest income

      Interest income on loans increased 20% to $18.0 million for the first nine months of 1999, from $15.0 million for the same period in 1998, mainly due to higher average outstanding balance of approximately $27 million. In addition, the average interest rates increased approximately 100 basis points. Growth in the consumer portfolio held for investment also contributed to the increase in interest income, which was slightly offset by a decline in interest rates. Interest income on third party consumer notes rose 5% to $10.5 million for the first nine months of 1999 as compared to $10.1 million for the same time period in 1998, and is attributable to the growth in the loan portfolio. The average amount outstanding on the consumer receivables portfolio for the first nine months of 1999 was approximately $11 million higher than the same period in 1998, although the average interest rate dropped about 0.4%. Interest on acquisition, development and construction loans ("A D & C Loans") decreased 18% to $3.6 million primarily due to lower average outstanding balances due to the elimination of loans in consolidation (from the acquisitions of Eastern Resorts and the Kosmas Properties). In addition, the average interest rates on A D & C loans declined approximately 0.8%. Total third party loan originations rose 20% to $86.3 million for the nine months ended September 30, 1999, compared to $71.9 million for the nine months ended September 30, 1998.

                            Timeshare interval sales

      Vacation ownership revenue totaled $28.2 million on sales of approximately 2,700 VOIs at an average sales price of $10,528. The income associated with vacation ownership is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $15.8 million and $12.4 million, respectively. The corresponding amount of $1.1 million for the nine months ended September 30, 1998 represents only 33 days of vacation ownership revenue that resulted from the acquisition of Eastern Resorts. Eastern Resorts reported $1.8 million in timeshare interval revenue for the month of September, a 66% increase from the $1.1 million reported for the same time period in 1998. The Company now owns or manages thirteen timeshare resorts with a completed VOI inventory available for sale of approximately 24,500 intervals.

                                Resort operations

      Resort operations for the nine months ended September 30, 1999 totaled $18.0 million. The revenue from resort operations is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $9.3 million and $8.7 million, respectively. The corresponding amount of $1.2 million for the nine months ended September 30, 1998 represents only 33 days of resort operation revenue that resulted from the acquisition of Eastern Resorts.

                                  Other income

      Other income increased 54% to $1.3 million for the first nine months of 1999, as compared to $0.9 million for the same period in 1998. The increase in other income is due to an increase in service income associated with consumer receivables, increased fee income, and the inclusion of other income associated with Eastern Resorts and Kosmas Properties. Other income associated with Eastern Resort and Kosmas Properties represents 33% of the increase in other income.

                                Interest expense

      Interest expense increased 66% to $8.8 million for the first nine months of 1999, from $5.3 million for the same period in 1998, primarily due to the inclusion of interest expense associated with Eastern Resorts and Kosmas Properties totaling $0.6 million and $1.9 million, respectively, which represents approximately 71% of the entire increase in interest expense. The average interst rate on outstanding debt decreased to 6.6% for the first nine months of 1999, while the average outstanding balance increased approximately $80 million. The Company's consumer receivables financing facility had higher average outstanding balances of approximately $17 million during the first nine months of 1999, compared to the same period in 1998, but interest rates were approximately 60 basis points lower. Consequently, overall interest expense on the Company's consumer receivables financing facility increased 26% to $3.3 million for the first nine months of 1999 from $2.6 million for the first nine months of 1998.

                        Cost of timeshare intervals sold

      The cost of property sold for the nine months ending September 30, 1999 totaled $6.7 million, or 24.0% of timeshare interval sales. The inclusion of cost of property sold is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $3.8 million and $2.9 million, respectively. The corresponding amount for the third quarter of 1998 of $0.3 million represents only 33 days of costs of property sold that is a result of the acquisition of Eastern Resorts.

                               Sales and marketing

      Sales and marketing expense for the nine months ended September 30, 1999 totaled $12.2 million, or 43% of timeshare interval sales. The inclusion of sales and marketing expense is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $6.9 million and $5.3 million, respectively. The corresponding amount of $0.6 million for the third quarter of 1998 represents only 33 days of costs associated with sales and marketing and is a result of the acquisition of Eastern Resorts.

                                Resort management

      Resort management expenses for nine months ended September 30, 1999 totaled $16.1 million, or 89% of resort operations revenue. The inclusion of resort management expenses is a result of the acquisition of Eastern Resorts and Kosmas Properties, totaling $8.5 million and $7.6 million, respectively. The corresponding amount of $1.0 million for the third quarter of 1998 represents only 33 days of operations and is a result of the Eastern Resorts acquisition.

                          Depreciation and amortization

      Depreciation and amortization increased 57% to $2.2 million for the first nine months of 1999 from $1.4 million for the same period in 1999. The increase is primarily due to $0.3 million associated with financing costs and $0.5 million for goodwill amortization, both resulting from the acquisition of Eastern Resorts. Conversely, depreciation and amortization of Kosmas properties totaled $0.1 million.

                       Provision for doubtful receivables

      The provision for doubtful receivables increased 123% to $1.5 million for the first nine months of 1999, compared to $0.7 million for the same period in 1998. This increase is due primarily to an increase in the receivables generated from the acquisition-related properties. Management maintains an allowance for doubtful receivables that, in the opinion of management, provides adequately for current and estimated future losses of existing receivables.

                        General and administrative costs

      General and administrative costs increased 106% to $5.7 million for the first nine months of 1999, from $2.8 million for the same period in 1998. However, general and administrative costs fell to 9% of revenues for the first nine months of 1999, compared to 15% for the same period in 1998. The increased costs are mainly due to the inclusion of general and administrative expenses associated with Eastern Resorts and Kosmas Properties of $1.4 million and $1.1 million, respectively, which represents approximately 85% of the increase in general and administrative costs. The following items also contributed to the increase in general and administrative costs: payroll, outside services, office related costs, advertising, and travel costs.

                           Provision for income taxes

      The provision for income taxes for the first nine months of 1999 increased 121% to $5.1 million from $2.3 million for the same period in 1998. The increase is attributable to the increase in pretax income during the period compared to the same period in 1998.

                Selected Financial Data of Equivest Finance Inc.
                        as a Percentage of Total Revenues

                                                                                         Nine Months
                                                                                            Ended
                                                  Year Ended December 31,                 September 30,
                                              --------------------------------       ---------------------
                                               1996         1997         1998         1999         1998
                                              ------       ------       ------       ------       ------
Revenues
 Interest from:
   Acquisition and development loans            29.8%        25.1%        18.2%         5.4%        23.9%
   Purchased consumer receivables               59.6%        64.4%        41.8%        14.1%        50.7%
   Hypothecation loans                           0.4%         1.9%         4.0%         1.9%         4.7%
   Consumer loans                                 --           --          3.4%         5.9%         1.7%
   Other loans                                   1.3%         5.8%         1.4%         0.1%         1.4%
                                              ------       ------       ------       ------       ------
     Total interest on Loans                    91.1%        97.2%        68.8%        27.4%        82.4%
Timeshare interval sales                          --           --         15.4%        43.0%         6.1%
Resort operations                                 --           --         12.3%        27.5%         6.7%
Other income                                     8.9%         2.8%         3.5%         2.1%         4.8%
                                              ------       ------       ------       ------       ------
  Total revenue                                100.0%       100.0%       100.0%       100.0%       100.0%

Costs and Expenses
Interest                                        58.0%        50.6%        25.2%        13.4%        29.3%
Cost of timeshare intervals sold                  --           --          3.9%        10.3%         1.5%
Sales and marketing                               --           --          7.3%        18.5%         3.1%
Resort management                                 --           --         11.0%        24.6%         5.4%
Depreciation and amortization                    6.3%         6.7%         7.3%         3.4%         7.7%
Provision for doubtful receivables               1.3%         5.8%         2.7%         2.2%         3.6%
General and administrative                      22.6%        15.5%        13.9%         8.8%        15.3%
                                              ------       ------       ------       ------       ------
  Total costs and expenses                      88.2%        78.6%        71.3%        81.2%        65.9%
                                              ------       ------       ------       ------       ------

Income before provision for income taxes        11.8%        21.4%        28.7%        18.8%        34.1%

Provision for income taxes                       0.2%         1.2%        11.0%         7.7%        12.6%
                                              ------       ------       ------       ------       ------

Net income                                      11.6%        20.2%        17.7%        11.1%        21.5%
                                              ======       ======       ======       ======       ======

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

      Beginning in 1997, the Company assessed its Year 2000 readiness by identifying those computer systems used by the Company which may not be Year 2000 compliant. The Company is also assessing the Year 2000 readiness of other entities with whom it has a material relationship.

Risks

      Resort Funding. Resort Funding relies more on information systems for servicing its loans than for any other individual function. In November 1999, the computer software and hardware platform for Resort Funding's loan servicing program was purchased from The Processing Center, Inc. ("TPC"), a wholly owned affiliate of the Company's largest shareholder. As of September 30, 1999, the platform is Year 2000 compliant. Resort Funding's own computer systems consist primarily of networked personal computers ("PCs") used for accounting and word processing. Resort Funding's PCs and the software used are Year 2000 compliant. The collection system utilized by Resort Funding is not Y2K compliant; however, a new compliant system has been purchased and is currently being installed. The system will be fully operational by November 30, 1999. A small portion of Resort Funding's software that boots the invoicing printers for loan collections and servicing is not Y2K compliant. If the software cannot be modified, an alternative process is in place.

      Eastern Resorts. Eastern Resorts uses a third-party database server as its primary software system for resort reservations, timeshare sales, and homeowners' association receivables. Eastern Resorts recently installed an upgraded version of this software, which is Year 2000 compliant. All other systems utilized by Eastern Resorts, including telephone and accounting are compliant.

      Kosmas Properties. A new compliant system was recently installed at the Kosmas Properties for the generation of sales contracts and the monitoring of timeshare sales. All other reservations, property management, telephone and accounting systems used at the Kosmas Properties are Year 2000 compliant.

      Miscellaneous. Any non-compliant PC's will be replaced or upgraded in the ordinary course prior to December 31, 1999. The Company does not anticipate the cost of any additional Year 2000 related corrections or replacements will be material. However, there can be no assurance that the actual cost to make unanticipated corrections or acquire replacements will not exceed the Company's expectations, which may have an adverse effect on the Company's financial performance.

      Third Parties. The Company's Year 2000 compliance program also includes assessing the readiness of the Company's lenders, borrowers, major vendors, suppliers and any other third parties with whom the Company has significant dealings, who may be impacted by the Year 2000 problem. The extent to which such parties have not modified their systems to address the Year 2000 issues may have a significant, adverse impact on the operations or financial performance of the Company. The Company contacted these third parties to determine whether their systems are Year 2000 compliant and, if not, what steps they have taken to address the problem. The Company has received written and oral confirmations from the majority of these parties and no material compliance issues have been raised. The Company shall further pursue written responses of non-responding vendors, suppliers, borrowers, lenders, and third parties and, if necessary, the Company may follow up with an on-site audit or testing of such party's systems. The Company has developed contingency plans to replace or supplement the services currently provided by third parties, if necessary. There can be no assurance that such third parties, including borrowers, will be able to timely correct undetected Year 2000 problems, and the failure to do so could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Cost

      As of September 30, 1999, the Company estimates that it has spent $200,000 on Year 2000 remediation, including the planned purchase of a new predictive dial collection system. Management does not anticipate that the Company will incur any significant additional expense in correcting its systems. However, there can be no assurance that the Company's expenditures will not exceed its estimates. In the event that the Company is forced to identify and contract with parties to replace existing suppliers and vendors, the cost of such replacement may have a material adverse effect on the Company's financial condition and results. Further, if the Company is unable to perform on its contractual obligations to its lenders and borrowers as a result of its own or an important third-party's failure to achieve Year 2000 compliance, the potential cost and liability for such failure may have a material adverse effect on the Company's results of operations, financial condition and liquidity.

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

Item 5. Other Information

      None.

Item 6. (a) Exhibits

      The following exhibits are filed herewith:

      11.1 Statement re: computation of earnings per share for the third quarter
      11.2 Statement re: computation of earnings per share for the nine month period

      (b) Reports on Form 8-K:

      The Company filed the following reports on Form 8-K during the quarter covered by this report:

            (i) August 3, 1999 Form 8-K announcing 1999 second quarter results

            (ii) September 16, 1999 Form 8-K announcing acquisition of
      Peppertree

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        EQUIVEST FINANCE, INC.


                                        BY: /s/ Gerald L. Klaben, Jr.
                                           -------------------------------------
                                           Gerald L. Klaben, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer

Dated:  November 15,1999