Form 10KSB40
period 1999-12-31
EQUIVEST FINANCE INC
filed 2000-03-30
CIK 820917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1999
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from ____________ to __________

Commission File Number: 0-18201

                             EQUIVEST FINANCE, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                         59-2346270
--------                                                         ----------
(State or other jurisdiction of                                (IRS Employer
Incorporation or organization)                               Identification No.)

100 Northfield Street, Greenwich, Connecticut                       06830
---------------------------------------------                       -----
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:  (203) 618-0065

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

The Company's revenues for the most recent fiscal year were $94,380,233.

The aggregate market value of the approximate 1,803,000 shares of Common Stock of the Company outstanding as of December 31, 1999 held by non-affiliates of the Company was approximately $10,818,000 calculated on the basis of the closing price of such stock on that date. The total number of shares outstanding of the Company's Common Stock, as of December 31, 1999, was 28,089,722.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1999

                                      INDEX
PART I

Items 1 and 2.  Business and Properties
Item 3.         Legal Proceedings
Item 4          Submission of Matters to a Vote of Security Holders


PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder
                  Matters
Item 6.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
Item 7.         Financial Statements
Item 8.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

PART III
Item 9.         Directors, Executive Officers, Promoters & Control Persons;
                  Compliance with Section 16(a) of the Exchange Act
Item 10.        Executive Compensation
Item 11.        Security Ownership of Certain Beneficial Owners and Management
Item 12.        Certain Relationships and Related Transactions

PART IV

Item 13.        Exhibits, Reports on Form 8-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "10-KSB") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in the material set forth under "Business and Properties," as well as within this 10-KSB generally. In addition, when used in this 10-KSB the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including the unpredictable nature of the Company's sales and marketing costs, the availability of capital, the strength or weakness of real estate and general economic conditions in several regional market areas, and numerous other unpredictable business variables. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this 10-KSB generally. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I

      Unless the context otherwise indicates, the "Company" refers to Equivest Finance, Inc. and includes its wholly owned subsidiaries and affiliates. Subsidiaries include: the Company's specialty finance subsidiary Resort Funding, Inc. and its subsidiary ("Resort Funding"); Eastern Resorts Corporation ("Eastern Resorts") and its subsidiaries, which were acquired in August 1998 (the "ERC Acquisition"); various resort projects and corporate entities acquired from Kosmas Group International, Inc. ("KGI") in March, 1999 (the "KGI Acquisition") and Peppertree Resorts, Ltd. ("Peppertree") and its subsidiaries, which were acquired by the Company in November, 1999 (the "Peppertree Acquisition", and together with the KGI Acquisition, collectively the "1999 Acquisitions").

Certain portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1999 fiscal year, are incorporated by reference in part III of this Form 10-KSB.

Items 1 and 2.  Business and Properties

THE COMPANY

      The Company is an integrated timeshare vacation services company that markets and sells to consumers vacation services and vacation ownership interests ("VOI's") in a network of 29 resort projects located primarily on the eastern seaboard of the United States and in the U.S. Virgin Islands. The Company also operates as a full service specialty finance company serving third party developers of timeshare resorts and their customers nationwide, as well as the Company's own customers. More than 75,000 owner families now vacation annually in one or more of the Company's own resorts, or exchange their vacation time for use within the Company's network or throughout the world using an external exchange organization. Approximately 23,000 additional families are borrowers from the Company in connection with their purchases of VOI's in unaffiliated resorts.

      The Company's resort locations are set forth below and include:

            o  Atlantic Beach, NC              o  Ocean City, MD
            o   Blue Ridge Mountains, NC       o  Outer Banks, NC
            o   Berkshire MA                   o  St. Augustine, FL
            o   Branson, MO                    o  St. Thomas, USVI
            o   Gatlinburg, TN                 o  Washington, D.C.
            o   Myrtle Beach, SC               o  Williamsburg, VA
            o   New Orleans, LA                o  Wisconsin Dells, WI
            o   Newport, RI

      On a proforma basis, giving effect to a full year of operations of both the 1999 Acquisitions, the Company would have had revenues of approximately $164 million and timeshare sales of just under $90 million. The Company currently operates 17 sales centers at its resort locations.

      The Company's operations consist of: (i) marketing and selling VOI's at its resorts, which either entitle the buyer to utilize a fully-furnished vacation residence, generally for a one-week period each year in perpetuity ("Vacation Weeks"), or entitle the buyer to the use of Vacation Points, which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations in a membership format known as a "Vacation Club"; (ii) acquiring, developing, and operating vacation ownership resorts;
(iii) providing consumer financing to individual purchasers for the purchase of VOI's; (iv) providing resort rental, management, and maintenance services for which it receives fees paid by the resorts' homeowners' associations; and (v) providing loan financing to its own customers and to third party borrowers through its lending subsidiaries. The Company's Vacation Club is operated by its Peppertree subsidiary.

      The Company provides mortgage financing for approximately 80% of its VOI sales. In addition to enhancing sales revenues, the financing of customer receivables generates income from the spread between interest rates charged by the Company on its loan receivables and the Company's cost of capital. The Company's finance operations also include billing and collection services for both loan payments and home owner association dues and assessments.

BUSINESS STRATEGY

      The Company believes that the American public generally includes an increasing number of families seeking quality leisure and vacation opportunities. VOI's represent a leisure product that can provide a large segment of the public with a high quality vacation experience at an affordable price. The Company believes that the development of its timeshare resorts, coupled with its timeshare finance operations, will provide the Company with significant growth capabilities. The fragmented nature of the timeshare development business should also continue to lead to resort acquisition opportunities and continuing opportunities to further expand the Company's owner base. Likewise, acquisitions may potentially contribute significantly to the growth of the Company's loan portfolio.

      The Company's goal is to increase shareholder value through growth and diversification in the timeshare industry, and eventually in broader leisure and finance markets. The Company intends to seek opportunities in the future to increase the range of goods and services that it can market and sell to its owner base and to new customers. As part of that objective, the Company anticipates expanding its range of services to include trading in resale interests for VOI's and entering the market for external VOI exchange services directly or in partnership with others. Though it does not presently have any specific timetable for expanding into such services, the Company's objective is to provide interval exchange services to its owners and non-affiliated VOI owners as soon as it is able to do so consistent with its contractual obligations. The Company believes that interval exchange services represent one of the most significant segments of revenue from the timeshare business, and the current high level of prices in exchange services represents a significant opportunity for new competitors entering this segment of the business.

      The Company believes that it will create a superior product by providing customers with variety and flexibility in their vacation experiences through both the Vacation Club format and a broad program of internal exchanges within its resort system. The Vacation Club and an internal exchange program create stronger affinity relationships between the Company and its owners and provide the platform for cross marketing opportunities for leisure time products and services, and for recurring fee-based services relating to the owners' VOI usage.

      The Company also hopes to capitalize on its origins and experience as a finance company by expanding the range of financial products and services its offers to its owner base. The Company has recently concluded its first strategic marketing alliance with Claritybank.com, an internet bank. The Claritybank.com venture will provide the Company with a full spectrum of financial products to offer its customers by telephone, internet or wireless connections. In the future, the Company anticipates building on the Claritybank.com model for other internet-based services, including VOI resales and interval exchanges direct to consumers. However, such plans are preliminary in nature, and there is no assurance the Company will succeed in plans to offer any or all of such electronic services.

GROWTH STRATEGY

      o Develop and acquire Resorts. The Company has historically sought to develop and acquire desirable resorts at attractive prices, which the Company believes will allow it to achieve above average returns. Management believes that its acquisition and development record, its integrated financing capability, and public company status give the Company a competitive advantage in acquiring assets, businesses and operations in the fragmented vacation ownership industry. The Company intends to continue to seek additional resort locations as attractive opportunities arise consistent with its overall goals, including maintaining integrated systems and financial controls. The Company believes that its experience in resort development, billing and collecting financial receivables, knowledge of the timeshare industry, and its market presence will help it to accomplish this strategy.

      o Decrease sales and marketing costs. Relatively high cost of sales and marketing activities is a major impediment to achieving attractive shareholder returns. Controlling and reducing such costs requires sustained efforts to utilize new technologies and to build brand identity.

      o Explore potential opportunities in broader leisure and finance markets. The Company is continually reviewing potential opportunities to expand into related leisure and finance markets, or to add entertainment services to its products. For example, the Company is now installing Ethernet in all new unit construction, and will be making in-room internet services an amenity at all new resorts. The Company plans to add dedicated movie screening rooms and internet rooms to its existing resorts wherever feasible. The Company recently entered into its first strategic marketing alliance with Claritybank.com, a newly-formed internet bank to market electronic financial services to its owner base.

      o Improve operating efficiencies and controls. The Company intends to improve operating efficiencies and profitability by consolidating and centralizing several key operating functions, including mortgage and maintenance fee receivables processing and call center and reservations services, as well as through sustained efforts to reduce sales and marketing and other costs. Additionally, the Company focuses significant effort on seeking to reduce the operating costs of acquired businesses and to improve the reliability of financial and operating controls.

      o Expand rental services. The Company intends to expand its rental services operations. The Company intends to pursue these opportunities by utilizing its traditional sales channels and reservations systems, as well as by expanding rental services at Peppertree.

      o Increase consumer financing portfolio. The Company intends to increase its consumer financing business by increasing its originations of loans to its own customers and third party borrowers to the extent funds are available. The Company expects that the volume of its Acquisition and Development lending business to third parties will continue to shrink as a proportion of its overall portfolio, as well as in absolute dollars, and that the Company's volume of loans to purchasers of VOI's in its own resorts will continue to expand as the Company increases the financing of its internal operations. To support growth in its portfolio, the Company is seeking to expand its capital base through increased borrowings from financial institutions and the issuance of debt, equity or asset-backed securities in the capital markets.

THE VACATION OWNERSHIP INDUSTRY

      The resort component of the leisure industry primarily is serviced by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and is supplemented by rentals of privately owned condominium units or homes. For many vacationers, particularly those with families, the space provided to the guest relative to the cost (without renting multiple rooms) is not as economical or as comfortable as the typically larger timeshare accommodations. Vacation ownership presents an economical, but typically more comfortable, alternative to commercial lodging for vacationers, and the vacation ownership industry appears to be one of the fastest growing segments of the lodging industry. The Company believes that, overall, the vacation ownership industry offers many vacationers a superior economic value compared to traditional commercial lodging accommodations.

      Increased government regulation, higher standards of quality and service, increased flexibility and the entry of a number of well-organized lodging and entertainment companies, including Marriott Ownership Resorts, The Walt Disney Company, Four Seasons Hotel & Resorts, and others have enhanced the level of ethical standards in the industry and increased the product's credibility with consumers to some degree. However, the Company believes that the industry in general continues to suffer from reputational issues resulting from, among other things, sales and marketing abuses, including misleading or untruthful information provided to consumers. The level of compliance resources in many companies is not great, government regulation is extremely weak, and consumer protection standards remain, in general, inadequate. In addition, companies in the industry that are poorly capitalized or that have inadequate liquidity may prove unable to deliver the long-term or perpetual services promised to consumers, creating further reputational issues and potentially discouraging consumer willingness to purchase VOI's. The Company seeks to provide high levels of disclosure to potential and existing owners concerning its financial condition and the nature of the Company's products, and believes that holding itself to higher standards of ethical practices and sales standards will ultimately result in a stronger business.

      The Company believes it has opportunities to capitalize on positive industry dynamics including continued worldwide industry growth and favorable trends in consumer demographics. The large Baby Boomer market segment is projected to reach its greatest ever concentration in this decade, with an estimated 40 million people turning 50 years old over this period. Demographic trends favor continuing growth in overall demand for vacation ownership products, as the population of individuals aged 45 to 60 is expected to increase by more than 50% in the United States within this decade. Historically, individuals age 45 to 60 represent a market with significant discretionary income and have been the vacation ownership industry's primary target market.

DESCRIPTION OF THE COMPANY'S RESORTS

      Currently the Company has 29 resort locations, including its planned resort in Washington, D.C. The Company conducts sales activities at 17 of these resorts, including 9 resort locations selling Vacation Points. The following table sets forth certain information regarding each of the Company's resorts at December 31, 1999.

                   Overview of Resorts as of December 31, 1999

                                                                  Initial      Total      Total     VOI's      VOI's
                                                                 Completion      Units    VOI's     Sold     For Sale
                                                                   Date
Resorts in Operation
Inn on the Harbor, Newport, RI                                          1983       58     3,016     2,930         86
Newport Overlook, Newport, RI                                           1985       19       988       936         52
Inn on Long Wharf, Newport, RI                                          1985       40     2,080     2,077          3
Bay Voyage Inn, Jamestown, RI                                           1988       32     1,664     1,493        171
Newport Onshore, Newport, RI                                            1985       62     3,162     3,137         25
Long Wharf Resort, Newport, RI (1)                                Ph. 1 1996       82     4,264     2,508      1,756
                                                                  Ph. 2 1998
Bentley Brook Mountain Club, Hancock, MA                          Ph. 1 1997       32     1,664     1,218        446
                                                                  Ph. 2 1998
Bluebeard's Castle Hotel, St. Thomas, VI (6)                            1981      160     8,320     6,720      1,600
Bluebeard's Beach Club, St. Thomas, VI  (6)                             1998       84     4,368     1,033      3,335
Elysian Beach Resort, St. Thomas, VI  (6)                               1991       67     3,484       732      2,752
Avenue Plaza Hotel, New Orleans, LA                                     1996      265    13,780     5,410      8,370
Ocean City Coconut Malorie Resort, Ocean City, MD                       1988       85     4,420       305      4,115
Ocean Gate Condominiums - Bldg G, St. Augustine, FL                     1999       12       624        95        529
Ocean Gate Condominiums - Bldg I, St. Augustine, FL                     1999       12       624         0        624
Vacation Club Villas, Asheville, NC                                     1997       28     1,456     1,014        442
Outer Banks Beach Club I, Kill Devil Hills, NC (1)                      1981       80     4,160     4,144         16
Outer Banks Beach Club II, Kill Devil Hills, NC (1)                     1981      104     5,408     5,381         27
Atlantic Beach, Beaufort, NC (6)                                        1983      209    10,868    10,224        644
Maggie Valley I, Maggie Valley, NC (6)                                  1983       24     1,248     1,248          0
Maggie Valley II, Maggie Valley, NC (6)                                 1986       16       832       830          2
Peppertree By The Sea, N. Myrtle Beach, SC                              1984       86     4,472     4,447         25
Sandpebble Beach Club, Surfside Beach, SC                               1983       13       676       608         68
Laurel Point, Gatlinburg, TN (1)                                        1986       50     2,600     2,556         44
Mirror Lake I, Wisconsin Dells, WI (1)                                  1998      115     5,980     5,823        157
Mirror Lake II, Wisconsin Dells, WI (1)                                 1999       15       780       171        609
Blue Ridge Village I, Banner Elk, NC (1)                                1986       54     2,808     2,791         17
Blue Ridge Village II, Banner Elk, NC (1)                               1999       74     3,848     3,058        790
Sea Mystique, Garden City, SC                                           1984       11       572       565          7
Sands, N. Myrtle Beach, SC                                              1990       12       624       615          9
Ocean Club, N. Myrtle Beach, SC                                         1997      122     6,344     6,002        342
Thousand Hills, Branson, MO (7)                                         1998       22     1,144       520        624
Wild Wing, Conway, SC (7)                                               2000       26     1,352     1,352          0
Total in Operation                                                              2,071   107,630    79,943     27,687
                                                                                =====   =======    ======     ======

          Resorts Under Construction or Planned For Future Development

                                                                     Total
                                                   Total Units     Intervals

Bentley Brook,
Phase III, IV (2) (3), V(2)(3)                           120          6,240
Long Wharf Resort, Phase III (4)                          12            624
Capital City Suites                                       60          3,120
Wild Wing (Bldgs. D, E)                                   48          2,496
Atlantic Beach (Bldg. 32)                                  8            416
Thousand Hills (Bldgs. 4, 5, 6)                           60          3,120
Sunset Bay (Bldg. 1) (4)                                  48          2,496
Mirror Lake                                               39          2,028
Williamsburg (Bldg. 1)                                    12            624
                                                      ------         ------
Total                                                    407         21,164
                                                      ======         ======

----------
(1)   Designated a "Gold Crown Resort" by RCI.
(2) Capable of being constructed without additional permits other than customary building permits.
(3)   Currently under contract for purchase.
(4)   Subject to permit approvals.
(5) No VOI's have yet been sold at these resorts. All construction is subject to attaining applicable permits and inspections.
(6) Date timeshare sales began. Construction of Bluebeard's Castle was completed in 1932 through 1935. Elysian was completed in 1991.
(7)   Designated a Five Star Award by Interval International.

SALES AND MARKETING

      The Company's marketing activities are intended to attract potential qualified customers to visit and to tour a resort or to attend a sales presentation in order to sell VOI's. One of the most important challenges facing the Company is to attract potential owners to tour its facilities in sufficient numbers, and at a cost that will enable the Company to operate at attractive profit margins. Excessive sales and marketing costs are one of the principal characteristics of the entire vacation ownership industry.

      Marketing. A variety of marketing programs are employed to generate prospects for these sales efforts, which include targeted mailings, overnight mini-vacation packages, gift certificates, and various destination-specific local marketing efforts. The Company primarily focuses its marketing activities on potential purchasers of VOI's who live within driving distance of one of the Company's resorts.

      To market its resorts to prospective purchasers, the Company generates its prospects through a combination of internal marketing, off-premise contacts ("OPC") and telemarketing services and contracts with third-party lead generation companies. The Company also purchases tours from other providers. The Company has recently stepped-up its efforts on a resort vacation "entry" program that is now being offered to prospects who do not buy a VOI on the date they tour one of the Company's resorts. The entry product is sold at a significantly reduced cost, in return for which the purchaser is entitled to two vacation weeks at one of the Company's resorts. Within a specified time period the purchaser may also be able to offset the amount paid for the "entry" purchase against the cost of a VOI. As the room nights utilized under the "entry" program are already available for rental, the Company has not made any significant expenditures for the implementation of this program.

      Sales. The Company sells VOI's primarily to sales prospects who visit Company's resort facilities. Upon arrival for a scheduled tour, the prospect is met by a member of the Company's on-site sales force who conducts a one to two hour tour of the resort. At the conclusion of the tour, the sales representative explains the benefits and costs of owning a VOI at one of the Company's resorts. The presentation also includes a description of the financing alternatives offered by the Company. The transaction documents are reviewed between the prospect and either a representative of the sales division or verification personnel who close the sale with the purchaser. No sale becomes final until any applicable statutory waiting period has passed.

      At December 31, 1999, the Company employed approximately 400 salespeople. The Company seeks to attract, train and retain a dedicated sales force. Sales representatives are either licensed independent sales agents or employees of the Company. All salespersons receive some employment benefits.

PREVIOUS ACQUISITIONS

      The Company entered the resort development business in August 1998 when it acquired Eastern Resorts. Eastern Resorts, either on its own or through its predecessor, has been in the resort development business since 1981. It operates six resorts in and around Newport, Rhode Island and one resort in the Berkshire Mountains of western Massachusetts. As of December 31, 1999, Eastern Resorts operated resorts containing 325 units, representing 16,838 VOI's, of which 2,539 remained unsold. Eastern Resorts currently has under development 48 additional units, representing 2,496 intervals

      In 1999, the Company made two major acquisitions, strengthening its presence in the timeshare industry. During 1999, the Company completed the KGI Acquisition and the Peppertree Acquisition, thereby adding an additional 21 resorts and a development site to the Company. The KGI Acquisition was completed in March 1999, and included more than 20,000 vacation ownership intervals in current inventory with a total gross sales value at current prices of more than $180 million, and more than $16 million in consumer notes receivable. The Company's subsidiary Resort Funding had previously financed approximately $4 million of these consumer notes. On November 17, 1999, the Company completed its third resort development acquisition when it merged with Peppertree. Peppertree had approximately $111 million in assets and approximately $16 million in net worth as of September 30, 1999, compared with the Company's assets of $286 million and net worth of $63 million at that date. In addition to Peppertree's 15 resorts, the Company acquired approximately $70 million in performing consumer receivables relating to the purchase of intervals in Peppertree resorts or Vacation Points in the Peppertree Vacation Club. Following the Peppertree Acquisition, the Company now has a combined owner and finance customer base of approximately 100,000 families.

RESORT MANAGEMENT

      The management of resort operations at each resort is typically conducted through a non-profit homeowners association ("HOA"), which may be incorporated. The HOA is governed by a board of directors typically consisting of representatives of the developer and owners of VOI's at the resort. The board hires the Company to provide management services, delegating many of the responsibilities of the homeowner's association, such as grounds landscaping, security, engineering, housekeeping, supply, procurement, garbage collection, utilities, insurance, laundry, repairs and maintenance. The Company's management staff each monitor the Company's operation and quality standards and provide support, training and assistance to each resort. The Company generally receives a fee of budgeted operating expenses (typically approximately 10%) for each resort it manages. At each resort, the fee is paid pursuant to a management agreement between the Company and a homeowner's association to which all VOI owners must contribute annual dues. The Company generally controls the homeowner's association until its control period has expired, unless otherwise provided under applicable law.

      The Company conducts preventative maintenance at each of its properties and conducts or oversees major renovations as the need arises. The Company is in the process of creating centralized purchasing systems to further reduce costs and maximize its purchasing power.

      The Company has management contracts with practically all of its resorts. These contracts generally have a term of one to two years, though occasionally longer, and are typically subject to automatic renewal. Historically, the Company's management contracts have been renewed or continued by the relevant HOA. The contracts soon to expire are expected to be extended beyond their term. If the applicable associations do not renew the contracts, the Company would lose a valuable source of revenue upon expiration of the existing contracts.

      Reservations Services. The Company has reservation departments located in Newport, Rhode Island, Asheville, North Carolina, New Orleans, Louisiana and St. Thomas, U.S. Virgin Islands. Combined, this staff books more than 100,000 reservations per year for both VOI owners and individuals seeking rental accommodations.

      Rental of Unoccupied Units. The Company seeks to increase revenues on its inventory of unused or unsold VOI's by renting unoccupied units as hotel rooms on an overnight basis. The Company offers these unoccupied units through direct consumer sales, travel agents and package vacation wholesalers. In addition to providing the Company with supplemental revenues, the Company's room rental operations provide it with a source of lead generation for the sale of VOI's. As part of the management services provided by the Company, the Company generally will rent owners' VOI's at their request when the owners are unable to use or exchange their VOI's.

PARTICIPATION IN VOI EXCHANGE NETWORKS

      The Company believes that its VOI sales are made more attractive by the Company's participation in VOI exchange networks operated by Resort Condominiums International LLC ("RCI") and Interval International, Inc. ("II"), the two largest VOI exchange companies in the world. The exchange opportunity is frequently cited by purchasers of VOI's as one of the most significant factors in determining whether to purchase a VOI. Participation in RCI and II allows the Company's customers to exchange their VOI for an occupancy right at the same time or a different time in another participating resort, based upon availability. Owners must generally pay both an annual membership fee and also a transaction fee. At the present time Peppertree Vacation Club members participate in the II exchange network, while the Company's other resorts have exchange affiliations with either RCI or II.

      Both RCI and II operate through long term affiliation agreements that generally seek to prohibit the Company or other developers from directly or indirectly competing in the exchange business. In recent years, fees charged by the exchange companies have risen significantly, while these contractual restrictions against competition limit entry into the business by would-be competitors, including the Company. RCI, in particular, increasingly competes against the Company in providing travel related services to the Company's owners, and neither RCI nor II generally share transaction revenue generated from the Company's owners notwithstanding the enormous cost to the Company, like all developers, in identifying and selling such owners. The Company recently gave notice to RCI of its intent to cancel several agreements when such agreements come up for renewal.

POINTS-BASED VACATION OWNERSHIP

      In general, under a points-based vacation ownership system, owners (usually referred to as members) purchase Vacation Points which act as an annual currency entitlement for occupancy rights at any of the Vacation Club's participating resorts, depending upon applicable law or resort occupancy availability. To ensure occupancy rights of all members of the Vacation Club, resort units are deeded or assigned to a Trustee, which holds the units in trust for the use and benefit of all participating members. In traditional Vacation Week ownership, owners can either use their interval for a one-week stay in a specified unit type at a specific resort or exchange the interval through RCI or II. Because Vacation Points function as currency under a points-based vacation ownership system, owners can, subject to availability, choose the location, season, duration and unit size of their vacation, based on their annual Vacation Points allocations. Additionally, in a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the Vacation Club without having to exchange through an external exchange company such as RCI or II.

      Each Vacation Points owner is required to pay the homeowners' association a share of all costs of maintaining the properties in the Vacation Club network, as well as the costs of administering the Vacation Club. These charges, depending upon the number of intervals purchased, consist of an annual fee plus applicable real estate taxes and special assessments, assessed on an as needed basis. If the member does not pay such charges, their use rights may be suspended and the homeowners' association may foreclose on the owner's Vacation Points. Due to the multiple exchange and use opportunities that are afforded to Vacation Club members, there are no guarantees that desired resort locations, unit sizes or time periods will be available when requested by a member. Resort availability is further impacted by the limited number of VOI's in a participating resort that may be deeded or assigned to the Vacation Club Trustee by the Company or Vacation Week owners who elect to participate in the Vacation Club.

EMPLOYEES

      As of December 31, 1999, the Company had approximately 2,300 employees. All of the Company's 400 timeshare sales persons are licensed real estate sales agents or employees, each of whom are paid on a commission basis, and receive certain health and other benefits. Most of the Company's management level employees are salaried with additional incentive-based compensation. The Company believes that its employee relations are good. Bluebeard's Castle Hotel, Bluebeard's Beach Club and Villas and the Elysian Beach Resort each have a Collective Bargaining Agreement with the United Steelworkers of America, AFL-CIO-CLC, which agreements expire in February 2002, November 2001 and April 2001, respectively. All the full-time employees of the Company who have at least 12 months of service are awarded stock options in the Company. The Company believes that all employees should participate in equity ownership.

FINANCING OPERATIONS

      Lending Business. Historically, and prior to the ERC acquisition, the KGI acquisition and the Peppertree acquisition, the Company concentrated on funding small to midsize timeshare projects (involving loans ranging from $1 million to $10 million). Since 1991, the Company provided approximately $480 million in financing to approximately 75 projects in the United States and the Caribbean, one project in Canada and two in Ireland. Acquisition and development loans to small developers tend to be extremely high-risk loans, which may lead to both default and litigation.

      Consumer Loans. The Company offers consumer financing to the purchasers of VOI's in its own resorts, as well as from third party developers. Purchasers make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at a fixed rate of approximately 16.9% over seven years, and can be prepaid without penalty by the consumer at any time. The consumer loans are collateralized by a first mortgage on the VOI, or in the case of a right-to-use project, the loan is secured by a pledge of the consumer's use rights along with a promissory note for the balance owed on the purchase. The Company bears the risk of default on these promissory notes as to purchasers in its own resorts, while the developer is ultimately responsible for defaults on third party loans. The Company has historically provided financing for approximately 80% of its customers.

      Consumer financing is the most important aspect of the Company's financing business. The Company's finance division purchases Consumer Loans generated by its subsidiaries, and it will either fund third party developers by purchasing Consumer Loans ("Purchased Receivables") or extend loans to developers secured by their Consumer Loans ("Hypothecation Loans"). The cost and tax benefits of Hypothecation Loans are generally more advantageous to developers, although Purchased Receivables result in greater upfront cash to the developer.

      In the case of Hypothecation Loans and Purchased Receivables, the Company has direct recourse against the developer and the consumers whose obligations underlie these loans. In addition, on all of its Consumer Loans, the Company has recourse against each of the consumers, and has the right to either foreclose on or take possession of each of the VOI's associated with each Consumer Loan, which interval can be re-sold by the Company. The Company has no obligation to foreclose on or take possession of the VOI associated with the defaulting consumer loan, and historically has not done so. On third party loans, the Company charges back defaulted receivables to the developer, who must replace them with cash or new performing contracts. The Company has full recourse to the developer to enforce these commitments.

      At December 31, 1999, the Company's Consumer Financing portfolio totaled $228.8 million with a weighted average interest rate of 14.1%. The portfolio included $91.0 million (40%) of Purchased Receivables with third-party developers, $16.9 million (7%) of Hypothecation Loans with third-party developers and $120.9 million (53%) of Consumer Loans associated with the companies owned resorts.

      Purchased Receivables. The Company purchases Consumer Loans from its own resorts through two subsidiaries, Resort Funding, Inc. and EFI Development Company, Inc. All third party generated Consumer Loans are purchased by the Company through Resort Funding. Resort Funding also provides loan servicing for all loans it makes directly to third party developers and all the notes it finances, as well as all loans funded by EFI Development Company, Inc. When Consumer Loans are purchased, the consumers' obligations are assigned to the Company and the consumers become obligated directly to the Company. The Company then has recourse directly against the consumers and has the VOI itself as security if the consumers fail to pay. The Company also has the right to require the developer to repurchase a particular Consumer Loan if the consumer's payment is 60 days past due. To date the Company has not needed to take direct action against consumers other than to foreclose on VOI interests.

      Timeshare loans by developers to consumers typically have a seven-year maturity and are payable monthly. In a Purchased Receivables transaction, the Company negotiates an interest rate with the developer, which includes servicing fees, and then calculates the present value of the monthly payments that the developer is receiving from the consumer at that interest rate. The Company then advances to the developer an amount that is typically between 85% and 90% of this present value (the remainder of the value being called the holdback). As the principal balance of a Purchased Receivable decreases, the holdback increases as a percentage of the principal balance outstanding. The holdback is not paid to the developer until the developer's obligation to the Company is paid in full.

      Hypothecation Loans. As an alternative to purchasing Consumer Loans, the Company, through Resort Funding , may furnish a third party developer with a loan, collateralized by a pool of the developer's Consumer Loans with respect to a particular resort. The Company negotiates an interest rate, which excludes servicing and commitment fees. The developer assigns Consumer Loans with respect to a particular resort to the Company as collateral and, by virtue of such assignment, the Company has the right to service these Consumer Loans in its own name. Thus, the Company collects payments from consumers on their obligations, and these payments are applied towards the developer's obligations under the Hypothecation Loan. The developer typically may borrow an amount up to 85% to 90% of the value of the pool of Consumer Loans pledged as collateral. If a Consumer Loan becomes 60 days past due, it becomes ineligible as collateral. In this case, the developer may be required either to replace that Consumer Loan with a Consumer Loan on which payments are current, or refund to the Company the amount owed on that particular Consumer Loan or do nothing if the Hypothecation Loan has sufficient overcollateralization. The Company has full recourse against the developer with respect to a Hypothecation Loan, and has the VOI as security.

      Acquisition and Development Loans. The Company provides loans to timeshare resort developers to acquire land and construct a resort, or to acquire a hotel, club or other previously developed property for conversion into a timeshare resort ("A&D Loans"). The first loan that developers typically require in the process of developing a timeshare resort is an A&D Loan. Since 1991, the Company has financed approximately $115 million of A&D Loans on over 30 projects.

A&D Loans are generally collateralized by a first mortgage on the property with full recourse to the developer. In addition, the Company typically obtains personal or corporate guarantees from the developer. The Company does not normally make an A&D Loan without obtaining the exclusive right to provide financing for all of the Consumer Loans resulting from the resort project. As a developer makes sales of VOI's, a portion of the proceeds from each sale is paid to the Company and applied to the A&D Loan ("release payment"). The A&D Loans are high-risk credit extensions, and loans to borrowers unable to satisfy their obligations may result in write-offs, protracted litigation or both.

      In the case of an A&D Loan, the Company has recourse against the developer and the project, and it can foreclose on an uncompleted resort, which may require a substantial capital infusion in order to realize a recovery. The Company believes its Consumer Financing portfolio offers better risk-adjusted returns than its A&D Loan portfolio. After being adjusted for defaults, the yield on the Company's Consumer Financing portfolio is significantly higher than that on its A&D Loan portfolio. However, on third party projects it is typically necessary to advance the A&D Loan in order to be able to acquire the receivables financing business.

      Underwriting Criteria and Funding Approval Process. In reviewing potential loans to developers, excluding Company owned subsidiaries, the Company typically evaluates the following:

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

      Loan Servicing, Collections and Delinquencies. Servicing Consumer Loans, including collection activities, is an important part of the Company's finance business and subsidiary resort operations. The Company services nearly all of the Consumer Loans in its Consumer Financing portfolio. Servicing Consumer Loans internally provides the Company with direct access to consumers and prompt feedback from those consumers regarding resort conditions and developer performance. Also, in the event of a consumer default, it provides the Company the ability to exercise expeditiously its remedies against the developer.

      Client Base. Historically, the Company has targeted its lending business for third party developers with small to midsize resort projects. Third party loans in this size range sometimes produce relationships that can lead to acquisitions. Since such projects require modest initial financing, the Company believes that no individual loan is critical to the Company's success. Since the Company entered the timeshare resort development business in 1998, its own portfolio has grown rapidly in proportion to the loans of third party developers. As of December 31, 1999, the Company's own Consumer Loans represent about 46.5% of the entire $260.1 million loan portfolio, while the next two largest developers represent 8.7% and 7.6%, respectively.

                The following tables provide detailed loan portfolio information relating to both third party A&D Loans and consumer loans, and also loans to the Company's own customers. As this data shows, the Company's total loan portfolio more than 60 days past due was $6.3 million at December 31, 1999, while total reserves and overcollateralization were $32.9 million. Thus, considering its receivables portfolio as a whole, the Company had total reserves equal to approximately 5.2 times total 60 day past due loans. During 1999, the Company increased its provision for doubtful receivables to $10.1 million, up 163% from its level at year-end 1998. The Company believes that it follows a conservative approach in establishing strong provisions for potential problem loans, and providing detailed information to investors regarding performance of its receivables portfolio.

                                 PORTFOLIO DATA

                                      A&D Loan Portfolio Distribution
                                        As of December 31, 1999(1)
                                          (Dollars in thousands)

                                       Aggregate     Average    Percentage of
                         Number of     Principal    Principal   Total A&D Loan
                         Loans (2)       Amount      Amount     Loan Portfolio
                         ---------       ------      ------     --------------

Less than $1 million          4         $ 1,935      $   484          6.9%
$1-$2 million                 5           6,947        1,390         24.9%
$2-$3 million                 0               0            0          0.0%
$3-$4 million                 2           6,486        3,243         23.2%
$5 million or more            2          12,577        6,288         45.0%
                        -------         -------      -------      -------
Total A&D Loans              13         $27,945      $ 2,150        100.0%

----------
(1)   Does not include loans between Resort Funding and affiliated resorts.
(2)   In general, the Company makes one A&D Loan for each resort being financed.

      As of December 31, 1999, the Company's total loan portfolio had an outstanding balance of $260.1 million, which included $27.9 million (11%) of A&D Loans, $228.8 million (88%) of Consumer Financing, and $3.3 million (1%) of other loans.

                           Loan Portfolio Composition
                             (Dollars in thousands)

                                               As of December 31,
                          ----------------------------------------------------------
                            1995       1996       1997         1998(1)       1999(1)
                            ----       ----       ----         -------       -------
A&D Loans                 $ 32,838   $ 31,475   $ 39,390      $ 33,434      $ 27,945
Purchased Receivables       51,820     66,201     91,102        95,289        91,028
Hypothecation Loans             --      1,570      5,275        11,904        16,925
Consumer Loans                  --         --         --        18,012       120,895
Other Loans                  6,605      3,447        763         2,313         3,297
                          --------   --------   --------      --------      --------
Total Loans Outstanding   $ 91,263   $102,693   $136,530      $160,952      $260,090

----------
(1) Does not include loans between Resort Funding and affiliated resorts eliminated in consolidation.

The following table sets forth certain key characteristics of the Company's loan portfolio as of December 31, 1999.

                      Characteristics of the Loan Portfolio
                           As of December 31, 1999(1)
                             (Dollars in thousands)

                            Total     Weighted      Weighted
                          Principal    Average       Average     Number of      Number     Number
                           Amount     Remaining     Interest    Developers        of         Of
                         Outstanding  Maturity        Rate       Financed       Resorts    Loans
                         -----------  --------        ----       --------       -------    -----
A&D Loans                 $ 27,945       1.8          11.0%         11            12           13
Purchased Receivables       91,028       5.0          12.8%         36            49       17,120
Hypothecation Loans         16,925       3.5          10.8%         10            10           11(2)
Consumer Loans             120,895       5.4          15.6%         --            29       21,388
Other Loans                  3,297       1.2          11.6%          6             6            6
                          --------                    ----
Total Outstanding Loans   $260,090                    13.8%

----------
(1) Does not include loans between Resort Funding and affiliate resorts eliminated in consolidation.
(2)   Includes 3,613 underlying Consumer Loans.

Note: Weighted average remaining maturity in years.

      The following table sets forth the current and historic composition of reserves and over collateralization, reserves as a proportion of total loans, and the levels of past due loans and chargebacks:

                                                   Loan Reserves Coverage
                                                   (Dollars in thousands)

                                                     As of December 31, 1999
                                   --------------------------------------------------------
                                     1995        1996        1997        1998        1999
                                     ----        ----        ----        ----        ----
A&D Loans past due                       --    $  5,315    $  9,485    $  3,435    $  3,821
Consumer Financing past due        $  1,524       3,286       1,458       1,790       2,708
                                   --------    --------    --------    --------    --------
Total past due loans               $  1,524    $  8,601    $ 10,943    $  5,225    $  6,529

Total loans                        $ 91,263    $102,693    $136,530    $160,952    $260,090

Total past due loans as % of
    total loans                         1.7%        8.4%        8.0%        3.2%        2.5%

General reserves                   $  1,800    $  1,979    $  2,442    $  3,835    $ 10,073
Specific reserves                     9,126      12,386      17,320      18,392      18,507
Overcollateralization                    --         199       1,006       3,588       4,308
                                   --------    --------    --------    --------    --------
Total reserves and
   overcollateralization(1)        $ 10,926    $ 14,564    $ 20,768    $ 25,815    $ 32,888
Total reserves and
   overcollateralization as % of
   total loans                         12.0%       14.2%       15.2%       16.0%       12.6%

Chargebacks                           3,389       6,066       6,376       5,875       5,542

Chargebacks as % of
   Consumer Financing(2)                6.5%        9.0%        6.6%        5.5%        5.1%

----------
(1) Specific reserves and the overcollateralized contracts relate to specific developers, and any application of these reserves or overcollateralized contracts to defaulted loans would be done on a developer by developer basis.
(2) Chargeback percentage is based on Consumer Financing, because only these loans can be charged back.

      The following table sets forth the portfolio performance of the consumer receivable portfolio at December 31, 1999:

                       Consumer Receivable Loan Portfolio
                             As of December 31, 1999
                                 (In Thousands)

                   Current    30 - 59 days  60 - 89 days   90+ days     Total
                   -------    ------------  ------------   --------     -----
Owned Resorts    $  114,666     $  3,365      $  1,520     $  1,344    $120,895
                       94.8%         2.8%          1.3%         1.1%      100.0%

Third Party (1)  $  115,421     $  3,424      $  2,062     $  1,364    $122,271
                       94.4%         2.8%          1.7%         1.1%      100.0%

Total            $  230,087     $  6,789      $  3,582     $  2,708    $243,166
                       94.6%         2.8%          1.5%         1.1%      100.0%

(1) Includes the consumer receivables that collateralize the hypothecation loans.

      The following two tables show current and historic levels of 90 day past due loans and changes in the Company's allowance for doubtful accounts:

                                                       90 Day Past Due Loans
                                                       (Dollars in thousands)
                                                         As of December 31,
                                      --------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                        ----        ----        ----        ----        ----
Total loan portfolio balance          $ 91,263    $102,693    $136,530    $160,952    $260,090
Principal amount of past due loans:
A&D Loans                                   --       5,315    $  9,485    $  3,435    $  3,821
Purchased Receivables                    1,524       3,286       1,458       1,253       1,364
Hypothecation Loans                         --          --          --          --          --
Consumer Loans                              --          --          --         537       1,344
Other Loans                                 --          --          --          --          --
                                      --------    --------    --------    --------    --------
Total principal amount of past due
   loans                              $  1,524    $  8,601    $ 10,943    $  5,225    $  6,529
Past due loans as a percentage of
   total principal amount of loans
   outstanding                             1.7%        8.4%        8.0%        3.2%        2.5%

                                                          Consolidated
                                            Changes in Allowance for Doubtful Accounts
                                                          (Dollars in thousands)
                                                          Year Ended December 31,
                                      ----------------------------------------------------------
                                        1995(2)       1996(2)     1997        1998        1999
                                        -------       -------     ----        ----        ----
Allowance for doubtful accounts,
   beginning of year                   $  1,006      $  1,800   $  1,979    $  2,442    $  3,835
Allowance related to acquisitions            --            --         --         793       6,639
Provision for loan losses                   794           179        925         791       2,192
Charges to allowance for doubtful
   accounts                                  --            --       (601)       (424)     (2,593)
Charges applied against specific
   developer holdbacks (1)                   --            --        139         233          --
                                       --------      --------   --------    --------    --------
Allowance for doubtful accounts, end
   of year                             $  1,800      $  1,979   $  2,442    $  3,835    $ 10,073

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

INSURANCE

      The Company carries comprehensive liability, fire, windstorm and business interruption insurance with respect to its properties and interests in its resorts (i.e., its inventory of unsold VOI's), with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. There are certain types of losses (such as losses arising from flooding) that are either uninsurable or not economically insurable or for which the Company or its borrowers have limited insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could be required to repair damages at its expense, or lose its capital invested in an owned resort or face loan default in the case of a financed resort to the extent that the relevant homeowners' association does not and cannot cover such losses. Any such loss could materially adversely affect the Company's financial condition, results of operations, or liquidity. A large number of the Company's resorts are at beach front locations within areas exposed to potential hurricanes, magnifying the importance of adequate insurance coverage.

COMPETITION

      Resort Development Operations. The timeshare resort industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality and entertainment companies, such as Marriott International, The Walt Disney Company, Hilton Hotels, Hyatt Corporation, and Four Seasons Resorts, have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation, Fairfield Communities, Vistana, Bluegreen Corporation, Silverleaf Resorts and TrendWest Resorts, are, or are subsidiaries of, public companies with enhanced access to capital and other resources. Many of these companies are actively engaging in the timeshare business in the same geographic region as the Company. In the future, competitors may seek to develop, or increase their development of, resorts in those regions in which the Company presently does business. Such increased development may impact the Company's ability to generate sales prospects and might otherwise materially and adversely affect the Company's financial condition, resorts, operation or liquidity.

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

      Numerous businesses, individuals and other entities compete with the Company in seeking properties for development and acquisition of resorts. Many of these competitors are larger and have greater financial and other resources than the Company. Such competition may result in a higher cost for properties the Company may wish to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts

      Financing Operations. The Company's finance business is highly competitive. Most of the Company's competitors are much larger and have significantly more money to lend, including Finova Capital Corporation ("Finova"), Textron Financial Corporation ("Textron"), Heller

Financial, various banks and others. Conduit facilities are now being offered to other funding companies, such as those extended to the Company by DG Bank Deutche Genossenschaftsbank AG ("DG Bank"). The Company views its target market as developers of midsize and smaller resorts. Recently, some of the Company's larger competitors have also targeted this segment, thereby increasing pressures on price and terms.

      The availability of financing for new timeshare projects through capital markets transactions, as well as generous terms offered by other lenders, could result in overbuilding and an oversupply of intervals in the timeshare market. This could lead to declining values or over-saturation for timeshare assets similar to other real estate over-expansions. In addition, the availability of financing at rates and on terms more favorable than those the Company offers may negatively affect its ability to provide additional financing to certain of its existing customers, as well as its ability to attract new customers. The Company generally intends to reduce the volume of future A&D Loans due to numerous factors, including high credit risks, inadequate returns and the availability of internally-generated notes to finance. However, the Company will continue to seek out selected A&D Loans, particularly with potential strategic venture partners, though there is no assurance that it will find A&D Loans that satisfy its lending criteria.

GOVERNMENTAL REGULATION

      General. The Company's marketing and sales of VOI's are subject to extensive regulations by the federal government and the states and foreign jurisdictions in which its resort properties are located and in which VOI's are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act and the Civil Rights Act of 1964 and 1968. In addition, many states have adopted specific laws and regulations regarding the sale of VOI ownership programs. The laws of most states require the Company to register with a designated state agency by filing a detailed offering statement describing the Company and all material aspects of the project and sale of VOI's. Laws in most states where the Company sells VOI's generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a period ranging from 3 to 15 business days following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws that regulate the Company's activities such as real estate salesperson licensure; exchange program registration; sellers of travel licensure; anti-fraud laws; telemarketing laws; price gift and sweepstakes laws; and labor laws. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently or may be subject. However, no assurance can be given that the Company will not incur significant costs in qualifying under VOI ownership regulations in all jurisdictions in which the Company desires to conduct sales. Any failure to comply with applicable laws or regulations could have material adverse effect on the Company.

      Certain state and local laws may also impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property. In addition, from time to time, potential buyers of VOI's may assert claims with applicable regulatory agencies against VOI salespersons for unlawful or improper sales practices. Such claims could have adverse implications for the Company in negative public relations and potential litigation and regulatory sanctions. However, the Company does not believe that such claims will have a material adverse effect on the Company or its business.

      The Company believes that its interests are best served by rigorous internal and external efforts to assure the highest possible level of integrity in dealing with customers, including more effective and well-informed regulation. Where individual sales personnel violate the Company's standards for disclosure and truthfulness in all dealings with customers, it is the Company's policy to take prompt and effective action to redress customer problems and to discipline or separate sales personnel where appropriate to safeguard the Company's standards of ethical conduct.

      A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons on a variety of public accommodations and facilities. These requirements did not become effective until after January 1, 1991. Although the Company believes that its resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition. Additional legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If a homeowners' association at a resort was required to make significant improvements as a result of non-compliance with the ADA, VOI's owners may default on their mortgages and/or cease making required homeowners' association assessment payments. The Company is not aware of any non-compliance with the ADA, the Fair Housing Act or similar laws that management believes would have a material adverse effect on the Company's business, assets or results of operations.

      The Company sells VOI's at certain of its resort locations through licensed real estate sales agents. Such sales agents provide services to the Company under contract and, the Company believes, are not employees of the Company. Accordingly, the Company does not withhold payroll taxes from the amounts paid to such persons. In the event the Internal Revenue Service or any state or local taxing authority were to classify successfully such independent sales agents as employees of the Company, and hold the Company liable for back payroll taxes, such reclassification may have a material adverse effect on the Company.

      Environmental Matters. Under various federal, state, local and foreign environmental, health, safety and land use laws, ordinances, regulations and similar requirements (collectively, "Environmental Laws"), a current or previous owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or wastes or releases of petroleum products or wastes at such property, and may be held liable to a governmental entity or to third parties for associated damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws may impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow funds under a loan that is secured by such property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of a release of hazardous or toxic substances or wastes at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some Environmental Laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to statutory or common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of its properties, the Company potentially may be liable for such costs. In addition, as a result of the consummation of the acquisitions, the Company could be held liable for the pre-existing environmental and other liabilities of the acquired companies, if any.

      Certain Environmental Laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners and operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company potentially may be liable for such costs.

      In addition, recent studies have linked radon, a naturally occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (pCI/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's resorts may adversely affect the Company's ability to sell VOI's at such resorts and the market value of such resort. In addition, the Company is required to disclose to potential purchasers and owners of VOI's at the Company's resorts that were constructed prior to 1978, any known lead-paint hazards and failure to so notify could impose damages on the Company. Certain Environmental laws govern the use, removal and care of lead-based paint when stored or present on building surfaces. Certain of the Company's resort projects and buildings, constructed prior to 1978 including its Peppertree corporate offices in Asheville, North Carolina, may have lead-based paint present on the surfaces of certain structures. The laws relative to lead-based paid may impose liability associated with exposure to airborne particles and may provide for third parties to seek recovery from owners and operators of real properties for personal injury associated with lead paint exposure.

      The Company has conducted Phase I environmental assessments (which typically involve inspection without soil sampling or groundwater analysis) performed by independent environmental consultants at each of the resort locations at which it has sold or owns a material amount of inventory in order to identify potential environmental concerns. These Phase I assessments have been carried out in accordance with accepted industry practices, and generally have included a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, and the preparation and issuance of written reports.

      Certain of the environmental site assessments identified recognized environmental conditions at some of the Company's properties. These conditions include historic uses of the property such as manufacturing or automotive related facilities. Certain of the Company's resorts in the Long Wharf area of Newport, Rhode Island have been constructed on sites which have been placed on the Comprehensive Environmental Response Computation and Liability Information

System ("CERCLIS") and listed as a "State Site" due to the presence of lead in this area. The source of the lead contaminated soil is not known but is suspected to be fill dating back many years or possibly other prior uses. As part of its development of the Long Wharf Resort, Eastern Resorts entered into an agreement with the Department of Environmental Management of Rhode Island ("DEM") to remediate voluntarily lead contamination in exchange for a release of liability for the cleanup. After Eastern Resorts successfully completed its remediation project, DEM issued a letter on March 26, 1998 declaring the site in compliance with respect to this agreement. Subsequent to the completion of the Long Wharf Resort project, the Company purchased land with improvements that are within the Long Wharf area. Site remediation on this land has been undertaken and completed in accordance with Department of Environmental Management ("DEM") guidelines. Any further development of this land will require further compliance with DEM site remediation standards.

      A 2,000-gallon heating oil underground storage tank (UST) is present at the corporate offices of Peppertree located in Asheville, North Carolina. Records indicate that the UST was installed in 1971, has no cathodic protection, and has not been monitored or tested for tightness. One soil sample form the vicinity of the UST indicated concentrations of total petroleum hydrocarbons of 10 mg/kg (parts per million). The levels of concentration may require remediation in accordance with applicable law. This UST is covered under a validly issued state permit, but there is no assurance that the remediation, if ordered, will be successful or that the Company will not be held liable or held liable for the pre-existing environmental and other liabilities associated with the UST.

      There is also an on-site wastewater treatment plant servicing sanitary sewage from all the condominium units for the Peppertree Atlantic Beach resort in Beaufort, North Carolina. The wastewater treatment plant was transferred from Peppertree Atlantic Beach Associates to Peppertree Atlantic Beach Association, Inc., Peppertree Atlantic Beach II Association, Inc. and Peppertree Atlantic Beach Villas III Association, Inc. on May 1, 1999. The North Carolina Department of Environment, Health and Natural Resources ("DEHNR") issued Peppertree Atlantic Beach Associates a permit for the facility on December 16, 1996, and the permit is still in full force and effect. DEHNR has previously issued a Notice of Violation to Peppertree Atlantic Beach Associates for exceeding permitted limits. The violations have since been corrected; however, there are no guaranties or assurances that there will not be a re-occurrence of events that will contribute to future violations, or that the Company will not be held liable for any liabilities associated with the wastewater treatment plant.

      There is a UST located on-site to store liquefied petroleum gas used to fuel the dryers in the Atlantic Beach resort laundry facility in Beaufort, North Carolina. No soil samples around the surrounding area have been taken, and if petroleum product concentration levels exceed governmental standards, remediation may be required in accordance with applicable law. There is no assurance that the remediation, if ordered, will be successful or that the Company will not be held liable for any pre-existing environmental or other liabilities associated with the UST.

      The environmental site assessments have not revealed any other recognized ongoing environmental liability that the Company believes would have a materially adverse effect on its financial condition, results of operations, or liquidity. There can be no assurance, however, that all environmental conditions and risks have been identified in these environmental assessments and that the Company is aware of all existing material environmental liabilities. Moreover, it is possible that (i) future laws, ordinances or regulations could impose material environmental liabilities; or (ii) the current environmental condition of the Company's resort properties could be adversely affected by third parties, or by the condition of land or operations in the vicinity of the resort properties. The Company is not aware of environmental liability that would have a material adverse effect on the Company's business, assets or results of operations, nor has the Company been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or other claim relating to hazardous or toxic substance or petroleum products in connection with any of its present or former properties. The Company believes that it is in compliance in all material respects with all Environmental Laws. No assurance, however, can be given that the Company will remain in compliance with all Environmental Laws or that it is aware of all environmental liabilities that relate to all of its present and former properties.

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

TRADEMARKS

      While the Company owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights, including the "Peppertree Resorts Ltd." and "Equivest Sunlogo" service marks which, in the aggregate, are of material importance to its business, it is believed that the Company's business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. The Company is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by the Company.

                                  RISK FACTORS

RISK OF INCREASING LEVERAGE; LIQUIDITY

      1997 Credit Facility. In November 1997, the Company entered into a credit facility (the "1997 Credit Facility") with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), which provided up to $75.0 million to finance Purchased Receivables and to make Hypothecation Loans (the "CSFB Consumer Receivables Line") and $30.0 million to fund A&D Loans (the "A&D Line"). The 1997 Consumer Receivable Line had a $74.4 million balance as of December 31, 1999. As of December 31, 1999, $29.1 million was outstanding under the A&D Line. All unpaid amounts under the A&D Line are due and payable in November 2000. The Company is planning to replace the A&D Line in 2000.

      1999 Finova Loan Agreement. On September 20, 1999, the Company entered into a $20 million ADC Loan and Receivables Warehouse Facility Agreement with Finova Capital Corporation (the "Finova Loan"). The two-year facility can finance third party loans, including A&D loans, Consumer Loans (both Hypothecation Loans and Purchase Receivables), and pre-sale loans. The outstanding balance as of December 31, 1999, was $5.1 million. The Finova Loan matures on October 31, 2001.

      DG Credit Facility. In January 2000, the Company, through its subsidiary EFI Funding Company, Inc., entered into a $150 million consumer loan credit facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahan Funding Company LLC ("DG Credit Facility"). The term of the new facility is five years and the interest rate is based on lender's commercial paper rate plus 1.35%. The facility currently acts as the main facility for all consumer receivable loans. This credit facility affords the Company the ability to fund VOI receivables at all of its resorts as well as the ability to fund VOI sales generated by the Company through its borrowing relationships with third parties. Under the terms of the DG Credit Facility, Resort Funding will be responsible for all loan servicing, administration and processing. The $75 million CSFB Consumer Receivable Line was paid off by the Company in February 2000, in connection with the establishment of the DG Credit Facility.

      Short-Term Indebtedness. In August 1998, the Company entered into a loan with CSFB in connection with the acquisition of Eastern Resorts. The loan was a $15 million bridge loan (the "CSFB Bridge Loan"), of which $2.1 million was outstanding at December 31, 1999. Certain assets of the Company secure this loan, and in connection with the voluntary prepayment by the Company of the CSFB Consumer Receivable Line, CSFB agreed to extend the maturity of the CSFB Bridge Loan and modify it so that both the maturity date and interest rate coincide with those of the A&D Line. The consolidated loan will mature in November 2000.

      Bank of America Loan. In November 1999, the Company entered into a $20.7 million bridge loan with Bank of America, N.A. ("BofA Bridge Loan") in association with the acquisition of Peppertree. The loan had an outstanding balance of $16.6 million as of December 31, 1999. The loan matures August 17, 2000, and can be extended for up to an additional nine months. In order to extend the loan, the Company will need to meet certain covenants, pay extension fees and allocate certain cash flow to loan amortization.

      Other Indebtedness. In March 1999, the Company assumed a loan from CSFB to KGI, for a property located in Washington, D.C. This loan had an outstanding balance of $3.0 million at December 31, 1999. The maturity of this loan has also been extended to September 30, 2000.

      In addition, the Company assumed another CSFB loan from CSFB to KGI for the Avenue Plaza Hotel and Pro Spa, a fully operational hotel and timeshare and facility located in New Orleans, Louisiana. The loan had a balance of $15.9 million at December 31, 1999. The maturity of this loan is December 31, 2000.

      If the Company is unable to pay off, extend or consolidate some of these loans as they mature, or find additional financing sources, the Company could be placed in default. If the Company is placed in default, the Company's major lines of financing could also be placed into default. To the extent the Company cannot raise additional funds, the lack of liquidity and the unwillingness of financing sources to continue to lend money could materially and adversely affect the Company's financial condition and results of operations, or cause the Company to seek protection under the Bankruptcy laws.

      The indentures for the Company's Promissory Notes and subsidiary loan agreements contain certain covenants that may, among other things, limit and/or condition the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock of the Company and its restricted subsidiaries, (iii) create certain liens, (iv) sell certain assets of the Company or its subsidiaries and (v) enter into certain mergers and consolidations.

      Certain of the Company's and its subsidiary's Notes may also require certain financial ratios, including interest coverage, leverage and fixed charge ratios, to be maintained. There can be no assurance that these requirements will be met in the future. If they are not, the holders of the indebtedness under certain of these Notes may be entitled to declare such indebtedness immediately due and payable.

      Liquidity. At December 31, 1999, the Company's debt to equity ratio was 3.8:1. While finance companies traditionally operate with greater leverage than timeshare developers, the

Company has high overall levels of debt, and substantially all of the Company's assets have been pledged as collateral on its loans. The Company is seeking to obtain additional financing to support its current operations and planned growth. The level of indebtedness could have important consequences to investors including:

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

      The Company requires continuous financing to conduct its finance and resort acquisition and development businesses. The Company needs sources of liquidity to make new loans to consumers for the purchase of timeshare VOI's, to replace existing facilities that are maturing, to acquire land and develop new timeshare resorts, and to lend to third party developers. To meet its capital needs, the Company plans to expand its equity base, and to increase it's borrowing availability under warehouse lines like the DG Credit Facility. Currently, substantially all of the Company's assets are pledged as collateral for existing loans. In addition, the Company is exploring the possibility of entering into securitization transactions in which it either sells or borrows against the collateral in its loan portfolio, or issuing other debt securities in the capital markets as operations and market conditions permit.

      In addition to the above, the Company is working with a number of additional lenders on possible new facilities. The Company recently received a preliminary $30 million commitment from Finova Capital Corporation that would finance the Company's owned resorts, complementing the $20 million facility the Company already has with Finova to finance third-party developers. However, there can be no assurance that this new credit facility will close. The Company has also received a preliminary $50 million consumer receivable facility proposal and a preliminary $40 million consumer receivable and construction facility proposal from two different commercial banks. The Company is also talking with a number of local banks in areas where the Company has active construction projects in order to finance the ongoing construction of additional resorts, sales centers or other facilities. There is no assurance that the Company will finalize any of these additional credit facilities.

      In recent periods, some specialty lenders and also timeshare developers have been unable to obtain additional financing from their customary or other sources, including from warehouse lenders and through securitization transactions. In times of credit constriction, the Company may find it harder to borrow money and may have to pay more for any loans than do larger borrowers. In the future, the Company may not be able to obtain financing or to raise capital on satisfactory terms, or at all. To the extent the Company cannot raise additional funds, lack of liquidity could materially and adversely affect its financial condition and results of operations.

RISKS ASSOCIATED WITH CUSTOMER FINANCING

      Credit and Concentration Risks. Both the Company's developer borrowers and its consumer borrowers may repay late or not pay back their loans. The risk of delinquency and default, and of consequent loss to the Company, increases during economic downturns. The

Company bears the risk of defaults by buyers who financed the purchase of their VOI's through the Company directly, and it is indirectly exposed to the risk of loss on consumer notes in third party resorts if developers become unable to honor their chargeback obligations.

      If a buyer of a VOI defaults on a mortgage receivable, the Company may foreclose and recover the underlying VOI. However, in some jurisdictions the Company will incur relatively substantial costs in foreclosing on the VOI, returning it to inventory and reselling it. Although private mortgage insurance or its equivalent is available to cover VOI's, the Company has never purchased such insurance and has no present intention of doing so. In addition, although the Company in many cases may have recourse against VOI purchasers and sales agents for the purchase price paid and for commissions paid, respectively, no assurance can be given that the VOI purchase price or any commissions will be fully or partially recovered in the event of a buyer default under a mortgage receivable. The Company is subject to the costs and delays associated with the foreclosure process and the costs of sales and marketing for the resale of the VOI to a new purchaser. Although the resale takes place as a normal VOI at a normal price, there is no assurance that the proceeds generated by the resale will cover the costs involved and the amount of the defaulted note.

      A&D Loans are considerably larger than individual Consumer Loans that make up the Consumer Financing portfolio and are made to considerably fewer borrowers. Further, these loans normally are significantly more risky than Consumer Loans because the resorts which serve as collateral may not be completed on time, within budget, or at all, and the projected sales of VOI's from which the A&D Loan is repaid may not occur as projected or at all. If the borrower is unable to generate a sufficient volume of tours of sales prospects at an acceptable cost, or is unsuccessful in converting those tours into sales, the projects will most likely fail. Even if the Company is able to obtain ownership of a resort from a defaulting developer, in most circumstances the property can only be sold as a timeshare resort due to developer sales of the resort prior to default. Thus, the number of potential buyers for the project may be limited to companies capable of completing timeshare sales at the resort, and in some cases that is not feasible. However, because the Company has an internal marketing and resort management capability, it has the option of assuming operations at the failed resort itself, as well as selling the project to another buyer. Since January 1, 1996 three A&D Loans have become the subject of legal proceedings by the Company to seek to foreclose on outstanding mortgages. One such loan of approximately $6.7 million was repaid in full from the proceeds of a sale to a new purchaser. The second and third loans, involving approximately $3.5 million, and $4.6 million respectively, are the subject of pending litigation.

      The Company believes that its Consumer Financing portfolio has less risk than the A&D Loan portfolio. In addition to the obligation of the consumer purchasers of the VOI, Purchased Receivables and Hypothecation Loans are backed by an obligation of the developer to replace any non-performing loan with a new performing loan. In addition, for Purchased Receivables the Company holds back from each developer a reserve against which non-performing loans can be applied, and for Hypothecation Loans the Company maintains a mandatory overcollateralization for the same purpose. Thus, while the Consumer Financing portfolio experiences more frequent defaults than the A&D Loan portfolio, the Company believes that its aggregate exposure after reserves is lower, and on third party loans the Company has the credit of the developer to supplement that of the consumer and the reserve.

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

      Reserve Coverage Ratios and Target Reserves. At December 31, 1999, the Company had total reserves, including over collateralization on the Hypothecation Loans, for its loan portfolio equal to $32.9 million or 12.6% of total loans. The Company's "Reserve Coverage Ratio" or "RCR" on third party consumer receivables 60 days or more past due was 6.7 times coverage. The RCR for third party loans that at December 31, 1999 were 90 days or more past due was 16.6 times coverage. This Reserve Coverage Ratio at December 31, 1999 was derived by comparing the Company's total reserves and overcollateralization of $22.7 million on third party consumer receivables with the $3.4 million of such receivables that were 60 or more days past due, thereby yielding a Reserve Coverage Ratio of 6.7 times. The aggregate allowance for doubtful receivables of $10.1 million represented a Reserve Coverage Ratio of 3.5 times the $2.9 million in consumer receivables from owned resorts that were 60 days past due as of that date. The Company's overall RCR for its entire portfolio at December 31, 1999 was 5.2 times total 60 day past due loans. The Company evaluates the adequacy of the allowance for doubtful receivables on a monthly basis and adds to the allowance by charging the amount of the projected loss as an expense.

      For the Company's owned Consumer Loans, the Company has established a "Minimum Target Reserve" based on the principal aging of the Consumer Loans. For an account that is current on its billing, the Company targets a reserve for bad debts equal to 5% of the outstanding principal balance. Once an account is 30 days past due, the Company targets a reserve of 10% of outstanding principal. As an account reaches 60 days past due, the Company targets a reserve of 50% of the outstanding principal balance. And finally, once a contract reaches 90+ days past due, the Company targets a 95% reserve. The targeted reserve level is based on the outstanding principal balance of the Consumer Loan, less an inventory recapture amount.

      On a quarterly basis the Company reviews the level of allowance on doubtful receivables against the amounts suggested by the targeted reserve methodology and increases the allowance as necessary to maintain an allowance in excess of the target reserves. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against its allowance for doubtful receivables. This generally occurs when a receivable is between 90 and 120 days past due, depending on the history of payments on the particular note. As with other lenders, there is a risk that reserves may not be sufficient to absorb credit losses, which may be substantial during a recession or economic slowdown, with attendant adverse effects on the Company's financial condition, results of operation and liquidity. However, under its Minimum Target Reserve methodology, the Company maintains minimum reserves against fully current receivables that are approximately equal to historic default rates, while maintaining sharply higher reserves against any individual note whose payments are behind schedule.

      Interest Rate and Duration Risks. The Company derives its finance operations' revenues from interest and fees on loans and consumer receivables. The Company principally borrows from the sources described above to fund additional loans and purchase additional Consumer Loans.

      At December 31, 1999, the Company's A&D Loan portfolio had a principal amount of $27.9 million, with a weighted average variable interest rate of 11.0%. At that date, the Company had Purchased Receivables in a carrying amount of $91.0 million, with a weighted average interest rate of 12.8% and a weighted average life to maturity of 5.0 years, Hypothecation Loans of $16.9 million, with a weighted average variable rate of 10.9% and a weighted average life to maturity of approximately 3.5 years and Consumer Loans of $120.9 million, with a weighted average interest rate of 15.6% and a weighted average life to maturity of 5.4 years. At December 31, 1999, these loans were financed principally with borrowings under the 1997 Credit Facility. The A&D Line has a variable rate of LIBOR plus 2.9%, and the Consumer Receivables Line had a variable rate of LIBOR plus 1.9%. At December 31, 1999, the rate under the A&D Line was 8.72%, and the rate under the Consumer Receivables Line was 7.72%.

      Historically, the Company has derived net interest income from its financing activities because the interest rates that it charges to borrowers have exceeded the interest rates the Company pays to its lenders. The Company typically borrows at variable interest rates. Accordingly, if the Company lends at fixed rates or at variable rates that do not increase as rapidly as the rates on its own borrowings, an increase in interest rates could reduce or eliminate the spread which the Company earns on its A&D Loan portfolio and its Consumer Financing portfolio. Moreover, an increase in interest rates generally would decrease the value of assets with interest rates that do not rise commensurately. The Company does not currently hedge its interest rate risks. However, under the new DG Credit Facility, the facility does force the Company to hedge on the Credit Facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains.

      If interest rates were to decrease generally on loans available to customers or the purchasers of VOI's, borrowers could prepay their loans and reduce the Company's interest revenues. The Company generally seeks protection from prepayment risk on developer loans (other than Consumer Loans) by making loans that are not prepayable in some circumstances and requiring prepayment fees in certain other circumstances.

      The Company typically makes loans and acquires Purchased Receivables with borrowings whose maturities do not match those of the related Consumer Loans, and which generally mature earlier than the related Consumer Loans. As a result, the Company must ordinarily refinance its borrowings. As noted above, all amounts under the A&D Line are due in November 2000. The average maturity of the Company's portfolio holdings extends well beyond this date and the rate of repayment on A&D Loans by developers is variable based on the volume of sales in such projects. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of existing funding commitments upon their expiration. While the Company recently successfully obtained a 5 year, $150 million committed line from DG Bank to allow prepayment of CSFB's Consumer Receivables Line, approximately nine months prior to its maturity, there is no assurance that in the future it will be able to obtain financing for the A&D Line or for other maturing indebtedness, which could cause the Company to seek protection under the Bankruptcy laws.

RISKS RELATED TO THE DEVELOPMENT AND INTEGRATION OF A POINTS-BASED VACATION OWNERSHIP SYSTEM

      The Company currently plans to expand the Vacation Club or create an internal exchange system throughout its resort network, but no assurance can be given as to the Company's ability to develop or operate such a company-wide system efficiently. There can be no assurance that such system will be placed into operation by any specific time. Risks associated with the operation of the Vacation Club or an expanded internal exchange system include the risks that: the Company cannot effectively develop or acquire the computer software necessary to operate an expanded Vacation Club or internal exchange system; the Company will be unable to renegotiate existing contractual obligations to efficiently combine the existing Vacation Club with an expanded version; Vacation Points may be or become subject to extensive regulation by federal, state and local jurisdictions, possibly making points-based vacation ownership systems uneconomical or unprofitable; and the Company's sales force may not be able to sell points as effectively as traditional vacation weeks, resulting in declining levels of income or, potentially, losses.

VARIABILITY OF QUARTERLY RESULTS

      The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net income from the sale of VOI's. This variability may cause significant variations in quarterly operating results. During peak demand periods, revenues from renting unoccupied timeshare units on a transient basis increase significantly. Seasonal variation is also influenced by resort locations and their popularity as destination resorts. The Company's cash flow and earnings may be impacted by the timing of development and the completion of future resorts, as well as the potential effect of severe weather or other seasonal conditions in the regions where it operates, all of which may cause significant variations in quarterly results. If sales of VOI's are below seasonal normality during a particular period, the Company's annual operating results could be materially adversely affected.

      Numerous factors, including announcements of fluctuations in the Company's or its competitors' operating results and market conditions for hospitality and vacation ownership industry securities in general, could have a significant impact on the future price of the Common Stock. In addition, the securities market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Common Stock.

RISK OF DEVELOPMENT, CONSTRUCTION AND ACQUISITION ACTIVITIES

      The Company generally has significant levels of finished timeshare inventory available for sale. However, because inventory may not exist in all locations when it is needed for ongoing sales, the Company must continue construction at existing resort locations, or acquire new resort locations. Risks associated with the Company's development, construction, acquisition and expansion activities may include the risks that: acquisition and/or development opportunities may be abandoned; construction costs of a resort may exceed original estimates, possibly making the resort uneconomical or unprofitable; sales of VOI's at a newly completed or acquired resort may not be sufficient to make the resort profitable; financing may not be available for development, construction or acquisition of, or the continued sales of VOI's at a resort or the terms of such financing may make profitable operations difficult; and construction may not be completed on schedule, resulting in decreased revenues and increased interest expense. The failure of the

Company to successfully complete its development, construction, redevelopment, conversion, acquisition and expansion activities may have a material adverse effect on the Company's results of operations.

      Risks of Expansion Strategy. The Company intends to continue the expansion of its existing resorts and to acquire, convert or develop other resorts. Acquiring, converting or developing resorts places substantial demands on the Company's liquidity and capital resources, as well as on its personnel and administrative capabilities. Construction costs or delays at a property may exceed original estimates, possibly making the expansion or development uneconomical or unprofitable. Further, sales and marketing costs of VOI's at a newly completed property may be sufficiently large as to make the project unprofitable. In addition, rapid expansion creates risks that the Company's internal control structure and its management team may not be able to keep up with the pace of change. Breakdowns in controls can lead to cost overruns, bad debts, ethical problems or widespread inefficiency. Finally, the Company may expand into new geographic areas in which it has no operating history. The Company may not be successful in such locations or, if it is successful, it may require more time or a greater investment in research, marketing and personnel before the Company becomes successful in such locations. There is no assurance that such opportunities will be identified or, if the Company finds them, that they will be successfully undertaken. The Company does not presently have the financing available to complete all of its planned expansion. There is also no assurance that the Company will be able to increase its financial resources, in which event sales and loan portfolio growth cannot be maintained.

      Regulatory and Environmental Risks. The Company's development and construction activities, as well as its ownership and management of real estate, are subject to comprehensive federal, state and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, and land development, land use, building design and construction, marketing and sales, and other matters. Such laws, as well as any difficulties in obtaining the requisite licenses, permits, allocations, authorizations and other entitlements pursuant to such laws, could impact the development, completion, and sale of the Company's projects and VOI's.

      Third-Party Contractors. Although the Company's construction activities for its Peppertree resorts are performed internally, other construction activities are typically performed by third-party contractors whose performance the Company cannot assure. Construction claims may be asserted against the Company for construction defects arising out of the performance of these companies. These claims may give rise to liabilities. Certain state and local laws may impose liability on property developers with respect to construction defects or repairs made by future owners of such property.

      Concentration on Acquisition and Development Activities. There is substantial concentration of Resort Funding's $27 million acquisition and development loan portfolio in a small number of borrowers. A default by any of these developers could materially affect The Company. All of such developers could reasonably be viewed as high risk borrowers.

GENERAL ECONOMIC CONDITIONS; CONCENTRATION AND COMPETITION IN THE VACATION OWNERSHIP INDUSTRY

      Any downturn in economic conditions or any price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for the Company or its customers and may materially adversely affect the Company's business by increasing defaults on consumer notes or through other mechanisms. Periods of recession or economic slowdown increase the risks associated with the Company's business. During such periods, the demand for vacation real estate and real estate values typically decline, timeshare development slows or ceases, loan demand lessens, and loan delinquencies and defaults rise. The Company's timeshare development operations could suffer losses if it experiences a decrease in sales of VOI's or if the Company is forced to sell its VOI's at lower prices. While the Company believes that its reserve for loan losses is currently adequate, it may not be sufficient during an economic downturn.

      Furthermore, changes in general economic conditions may adversely affect the Company's ability to collect its loans to VOI buyers. Because the Company's present operations are conducted solely within the vacation ownership industry, any adverse changes affecting the industry (such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulations of the industry and increases in construction costs or taxes, as well as negative publicity for the industry) could have a material adverse effect on the Company's operations.

      The Company is subject to significant competition at each of its resorts from other entities engaged in the business of resort development, sales and operation, including VOI ownership, condominiums, hotels and motels. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell VOI's in resort properties. Virtually all of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. The Company also competes with other established vacation ownership companies.

      Based on the Company's experience at its existing resorts, the Company believes that the market for resale of VOI's by the owners of such intervals is very limited and that resale prices are substantially below their original purchase price. Attempts by buyers to resell their VOI's may compete with the Company's sales of VOI's. While VOI resale clearing houses or brokers do not currently have a material impact on the Company's business, if the secondary market for VOI's were to become better organized and more liquid, the availability of resale intervals at lower prices could adversely affect the Company's prices and number of sales of new VOI's in the short term, although such a development could increase the desirability of the VOI product in the long term. Internet technology is enabling interested customers to shop for resale intervals to an increasing degree, and the Company is not able to predict the eventual effect, if any, of this trend on business.

DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS

      The attractiveness of VOI ownership is enhanced significantly by the availability of exchange networks that allow VOI owners to exchange their occupancy right in their VOI for an occupancy right in another participating network resort. The ability to exchange VOI's is frequently cited by buyers as a primary reason for purchasing a VOI. RCI and II provide broad based VOI exchange services, and the Company's resort locations are currently qualified for participation in either the RCI or II exchange networks.

      If such exchange networks cease to function effectively, or if the Company's resorts are no longer included in such exchange networks, the Company's sales of VOI's could be materially adversely affected. See "Participation in VOI Exchange Networks." This risk may be reduced as the Company completes the roll-out of a company-wide Vacation Club if owners have the ability to vacation at any of the Company's resort locations. Nevertheless, in recent years, the price of exchange services has risen substantially, possibly due to concentration of the market in only two providers. At least one of the two exchange companies appears to be moving to compete directly with developers such as the Company, while seeking to bar new entrants into the exchange business with restrictive contracts as a condition of providing exchange services. Continuation of price increases and direct competition from either or both exchange companies could materially and adversely affect the Company and its VOI owners.

APPLICABILITY OF FEDERAL SECURITIES LAWS TO THE SALE OF VOI'S

      While the Company has been advised that such may not be the case, it is possible that VOI's may be deemed to be a security as defined in Section 2(1) of the Securities Act of 1933. If VOI's were determined to be a security for such purpose, their sale would require registration under the Securities Act. The Company has not registered the sale of the VOI's under the Securities Act and does not intend to do so in the future. If the sale of the VOI's were found to have violated the registration provisions of the Securities Act, purchasers of the VOI's would have the right to rescind their purchases of VOI's. If a substantial number of purchasers sought rescission and were successful, the Company's business, results of operations and financial condition could be materially adversely affected.

REGULATION OF MARKETING AND SALES OF VOI'S; OTHER LAWS

      The Company's marketing, telemarketing and sales of VOI's and other operations are subject to regulation by the federal government and the states and foreign jurisdictions in which its resorts are located and in which VOI's are marketed and sold. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject. However, no assurance can be given that the cost of qualifying under vacation ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant or that the Company is in fact in compliance with all applicable federal, state, local and foreign laws and regulations; or that statutory enactments will not severely limit the telemarketing efforts that can be utilized by the Company to solicit VOI tour prospects. Any failure to comply with applicable laws or regulations, or material negative change to existing laws, could have a material adverse effect on the Company. Prior to its acquisition by the Company, Peppertree was the subject of enforcement proceedings by a consumer agency in the State of Wisconsin. Although Peppertree entered into a consent decree with the agency involved, such proceedings can lead to later private civil actions, as well as generating adverse publicity that may reduce tour flows and increase costs, both of which have occurred in the Wisconsin case.

POSSIBLE ENVIRONMENTAL LIABILITIES; UNINSURED LOSSES

      Under various Environmental Laws, the owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on or in, or emanating from, such property, as well as related costs of investigation and associated damages. The Company is not aware of environmental liability that would have a material adverse effect on the Company's business, assets or results of operations, nor has the Company been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or other claim relating to hazardous or toxic substance or petroleum products in connection with any of its present or former properties. The Company believes that it is in compliance in all material respects with all Environmental Laws. No assurance, however, can be given that the Company will remain in compliance with all Environmental Laws or that it is aware of all environmental liabilities that relate to all of its present and former properties.

      The Company's resorts may be subject to hurricanes and damaged as a result thereof. The Company currently maintains insurance coverage that, in management's opinion, is at least as comprehensive as the coverage maintained by other prudent entities in the Company's line of business. However, there are certain types of losses (such as losses arising from acts of war and civil unrest) that are not generally insured because they are either uninsurable or not economically insurable and for which the Company does not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

VULNERABILITY TO REGIONAL CONDITIONS

      As of December 31, 1999, the Company's resorts were located in in Massachusetts, Rhode Island, Louisiana, Florida, Maryland, Washington, D.C., North Carolina, South Carolina, Virginia, Florida, Louisiana, Tennessee, Wisconsin, Missouri, Virginia, and the U.S. Virgin Islands. The Company's performance and the value of its properties will be affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and the local regulatory climate. The Company's current geographic concentration could make it more susceptible to adverse events or conditions, which affect this region, more particularly including severe weather conditions such as major hurricanes, tornadoes and major snowstorms.

REAL ESTATE RISKS

      The Company's business depends in part on the value and operating characteristics of real property investments. Real estate values are often uncertain and tend to fluctuate. Desirability of real estate is affected by numerous and mostly variable factors, including government policies, general economic conditions, property condition, location, neighborhood quality, and alternative properties available to consumers. If the Company's resorts or those of the developers it finances are not attractive to consumers, VOI sales will decline. There will also not be as many receivables to finance and the Company may not be able to collect on the loans it has made.

      Real estate investments are relatively illiquid. Such illiquidity will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic conditions. If developers default on their loans and the Company acquires the collateral properties, the Company may not be able to sell the properties at prices acceptable to it except over a lengthy period or not at all.

DEPENDENCE ON OUTSIDE VENDORS

      The Company's sale of VOI's is dependent upon its ability to generate prospects to tour its resort projects. Although the Company continues to both expand its own in-house tour generation capabilities, and add additional vendors, there are no guarantees that such efforts will be successful. There are also no guarantees that outside vendors will continue to meet the Company's marketing needs, or that the price for potential tours will be acceptable.

KEY PERSONNEL ISSUES

As the Company's operations develop and expand, it will require additional management and employees and will need to implement enhanced operational and financial systems. The Company may not be able to successfully hire, retain, integrate and use management and employees and implement and maintain such operational and financial systems. Failure to do so could materially adversely affect the Company's financial condition, results of operations or liquidity. Due to the Company's recent Peppertree Acquisition, the Company may not realize the consolidation of department and function benefits it expects to at the anticipated levels or within the anticipated time periods.

EFFECTIVE VOTING CONTROL BY BENNETT ESTATE

      The Bennett Estate currently holds beneficial ownership of 73.7% of the Company's Common Stock, and 78.9% of total voting rights. The Trustee of the Estate exercises voting authority, subject to Bankruptcy Court review, over all such shares. Therefore, where it chooses to do so the Estate may control the election of directors and the management and affairs of the Company, and the outcome of various matters submitted to the stockholders for approval, including mergers, consolidations and the sale of substantially all of the Company's assets. The Estate's primary goal is to sell the shares of the Company owned by the Estate at an attractive cash price, enabling the Estate to make a significant cash distribution to its creditors.

BANKRUPTCY OF RELATED ENTITIES

      In 1996, Bennett Management & Development Corp. ("BMDC") acquired control of the Company, holding beneficial ownership of approximately 86% of the Company's voting shares at that time.

      On March 29, 1996, The Bennett Funding Group, Inc. ("BFG"), BMDC and several of their affiliates filed voluntary petitions (the "Petitions") for reorganization (Case Nos. 96-61376 and 96-61379, respectively)(the "Bankruptcy Cases") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). The Petitions were precipitated when the SEC filed a civil complaint (the "Civil Complaint") in the United States District Court for the Southern District of New York (the "Court") against BFG, BMDC, certain of their affiliates and Patrick R. Bennett, the former Chief Financial Officer of BFG (Case No. 96 Civ. 2237 (JES)). The United States Attorney for the Southern District of New York also filed a criminal complaint (the "Criminal Complaint") against Patrick Bennett alleging perjury and criminal violations of the anti-fraud provisions of the federal securities laws. Patrick Bennett was ultimately convicted of numerous federal felony counts.

      Also in 1996, the U.S. Department of Justice appointed, and the Bankruptcy Court approved, Richard C. Breeden as trustee in bankruptcy (the "Trustee") for BFG and BMDC, as well as for certain other related debtors (collectively, the "Estate"). In June 1996, the Trustee filed an adversary proceeding seeking more than $1 billion in damages from, among others, prior controlling stockholders of BFG and its affiliates and certain of their business associates,

BFG's previous auditing firm and others. The Trustee has not filed any legal action against the Company, or implicated the Company or any of its subsidiaries in the alleged fraudulent schemes. Nonetheless, certain creditors' lawsuits claimed that the Company and Resort Funding participated in the alleged fraud and the Company and Resort Funding were named as defendants in several federal and state class actions. The federal class actions were subsequently consolidated (the "Consolidated Class Actions") in the United States District Court for the Southern District of New York (the "District Court").

      In November 1997, the Company repaid approximately $25 million of debt to the Estate, through the issuance of 4,645,596 shares of Common Stock to the Estate. In September 1998, the Bankruptcy Court authorized the Trustee to exchange its remaining indebtedness of $361,000 to the Estate for 67,113 additional shares of Common Stock. No party in interest in the bankruptcy has sought to set aside the sale of Resort Funding to the Company or to consolidate any of its assets in the proceeding, and the Company does not believe that any such action, if attempted, would be successful. The Company therefore believes that its future should not be directly influenced by BFG's affairs.

      In October 1998, the Trustee and counsel for the plaintiffs in the Consolidated Class Actions entered into a Settlement Agreement to settle certain major litigation between the Estate and an insurance carrier for its leases. The Settlement Agreement has since been approved by both the U.S. District Court and the Bankruptcy Court, and on February 17, 2000, the Company was dismissed from the Consolidated Class Actions and the state class actions.

      The Trustee does not vote shares of the Company owned by the bankrupt Bennett entities without consultation with the Committee of Unsecured Creditors, and obtaining Bankruptcy Court approval. It is unclear whether the Creditors' Committee or the Office of the U.S. Trustee will make additional requests concerning the corporate governance of the Company and what, if any, impact such suggestions (whether or not acted upon) may have upon the Company's performance.

DEPENDENCE ON SENIOR MANAGEMENT AND DIRECTORS

      Senior Management and Directors. The Company's success depends upon the continued contributions of its board of directors and the its senior management teams, including sales and marketing and finance and accounting personnel at Eastern Resorts, Bluebeard's Castle, Avenue Plaza, and Peppertree. Operations are directed by a small senior management team led by the Company's Chief Executive Officer. Mr. Breeden serves concurrently as the Trustee of the Estate.

      In his capacity as Chairman of the Board, President and Chief Executive Officer of the Company, Mr. Breeden currently does not have an employment contract and does not receive any compensation from, or hold any equity interest in, the Company. However, since January 1, 2000 the Company has paid a monthly fee to the Estate in order to defer partially the Estate's costs for providing Mr. Breeden's ongoing compensation. Mr. Breeden serves as a director of the Company solely as a representative of the Estate, and his principal duty is to the creditors of the Estate. In 1998, Mr. Breeden indicated a willingness to continue serving in his current capacity upon the sale of the shares of stock owned by the Estate, pursuant to a proposed three-year employment agreement that would have provided both annual compensation and a significant equity interest in the Company. There is, however, no assurance that the Estate's shares will be sold as planned through a public offering or other offering, or that Mr. Breeden will continue to serve at the Company under the current conditions. If he does remain at the Company, he will serve concurrently as Trustee of the Estate pending the consummation of the Estate's plan of reorganization. Resort Funding's President, Thomas J. Hamel, has directed Resort Funding's timeshare operations since 1991, developing an extensive network of clients. R. Perry Harris is the President of Eastern Resorts and an Executive Vice President of the Company. He has been with Eastern Resorts and its predecessors for 18 years, and has an employment agreement with Eastern Resorts that runs until 2003.

      C. Wayne Kinser, founder and the former President and owner of Peppertree Resorts is a member of the Company's Board of Directors. Mr. Kinser has over 22 years of experience in the timeshare industry. The expertise and experience of Mr. Harris and Mr. Kinser in the development of timeshare resorts are extremely important to the Company. The Company also has several senior executives with significant timeshare experience in the sales, marketing, operations, regulatory and accounting fields. The loss of the services of any one of these individuals, or of any of the Company's other key officers, could materially and adversely affect the Company's business.

      Dual Role of Trustee as Chairman and CEO of the Company. The Estate currently intends to sell all of its Common Stock in the Company in a public offering or other transaction. If the Estate is successful in selling or spinning off or otherwise disposing of all its shares of stock, the Estate would not own any shares in the Company and thus should have no right to influence the Company's management directly. If less than all of the Estate's shares are sold, the Estate would continue to hold an interest in the Company. In that event, the Trustee would continue to have to consult with the Creditors' Committee and obtain approval of the Bankruptcy Court prior to voting the shares of the Estate or taking actions outside the ordinary course of business with respect to the Estate's shares.

      The bankruptcy proceedings involving the Estate will continue through 2001 and to a lesser extent possibly beyond. Mr. Breeden does not expect that his responsibilities as Trustee will interfere with his duties at the Company. He will, however, be called upon from time to time to devote attention and energies to the ongoing bankruptcy proceedings, which could distract him from important activities of the Company for temporary periods.

PREFERRED STOCK DIVIDENDS

      As of December 31, 1999 the Company had cumulative undeclared and unpaid dividends on its preferred stock of $900,000. No Common Stock dividends can be paid until all preferred stock dividends are paid. At the Company's option, such dividends may be paid in common stock, which has been the Company's practice. No dividends on the Company's Common Stock can be paid until such Series 2 Class A Preferred Stock dividends are paid in full. The holder of Series 2 Class A Redeemable Preferred Stock is entitled to the number of votes, which represents 20% of the total number of votes of the Company. The Company may at its option any time after February 16, 2003, redeem the Series 2 Class A Redeemable Preferred Stock in whole or in part at the $10.0 million liquidation value plus accrued and unpaid dividends. The Trustee has obtained approval to convert the Series A Redeemable Preferred stock into Common Stock, or to sell such shares for a price equal to an equivalent number of shares of Common Stock at the net price of any offering of the Estate's shares of Common Stock.

MARKET FOR THE COMPANY'S COMMON AND PREFERRED STOCK

      The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ Stock Market") under the symbol "EQUI". The Company was delisted from NASDAQ Stock Market in February 1996. The Company's application for relisting on the NASDAQ Stock Market was approved and the Company's common stock resumed trading on the NASDAQ Stock Market on February 24, 1998. As of December 31, 1999, the Estate beneficially owned approximately 73.7% of the Common Stock and 10,000 shares of Series 2 Class A Redeemable Preferred Stock, which represents approximately 78.9% of the voting rights.

      On December 31, 1998, the Company filed a Form S-1 Registration Statement covering a proposed sale of all of the shares of Common Stock held by the Estate, as well as certain primary shares to be issued by the Company to raise additional equity capital (the "Offering"). The Estate has received approval from the Bankruptcy Court to sell all of its Common Stock in the Company in the Offering. Due to market conditions, the Offering has been postponed, though the Estate still intends to conduct this or a similar transaction in the future. Due to the facts that, among other things, the Estate has largely liquidated its other assets and its creditors have a need for the case to be completed and all distributions of cash, stock or other property completed, the Estate and the Company intend to pursue the sale of the shares of Common Stock held by the Estate on a continuous basis. Upon the completion of an offering or similar transaction, the Estate's ownership interest in the Company should be eliminated in its entirety. If the Company abandons its efforts to sell the shares of Common Stock held by the Estate, the $1.5 million in offering costs now accrued on the Company's balance sheet will be written off as a loss on the company's books.

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

Item 3. Legal Proceedings

      The Company is currently subject to litigation and claims respecting employment, tort, contract, negligence and construction, among others, arising in the ordinary course of business. Management expects none of these lawsuits or claims, even if adversely decided, to have a material adverse effect on the Company or its business. The Company is, however, required to disclose any material proceeding to which any director or officer has a material interest adverse to the Company, and any material bankruptcy, receivership or similar proceeding with respect the Company. These suits are described below.

      In January 1996, Mr. Joseph Mooney filed a lawsuit in the Circuit Court of Broward County, Florida against the Company, Murray Bacal (the former Chairman of the Board of the Company), and another defendant alleging, among other things, that the Company breached its obligations to him under a termination agreement and a prior letter of intent that Mr. Mooney claims would have permitted him to acquire certain assets of the Company upon his resignation in May 1995 as Senior Executive Vice President and Director. Mr. Mooney alleged that the Company tortuously interfered with certain business opportunities that were rightfully his and sought damages in excess of $1.1 million. The Company in turn filed certain counterclaims against Mr. Mooney alleging that Mr. Mooney wrongfully retained certain Company property and wrongfully interfered with the Company's conduct of its business, in violation of the terms the termination agreement. On June 15, 1999, the court dismissed with prejudice Counts I, II, and III of Mr. Mooney's Third Amended Complaint against the Company indicating that the letter of intent was not a binding enforceable agreement. The court also denied the tortuous interference claim. Mr. Mooney appealed the dismissal to the Fourth District Court of Appeals, by filing an Initial Brief on December 17, 1999. Mr. Mooney also moved to bifurcate the Company's counterclaim from the main claims against the remaining defendants. The court agreed to bifurcate the claims, but has required the Company to participate in discovery. The Company continues to vigorously pursue its counterclaims against Mr. Mooney.

      In September 1997, in the Common Pleas Court for Beaufort County, South Carolina, Resort Funding commenced foreclosure proceedings against the Main Street Development Company, and others operating resort property located in Hilton Head, South Carolina due to approximately four months delinquency in payment of their obligations to Resort Funding under a previously executed acquisition and development loan agreement. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrearage. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments, as they were to become due.

      However, in January 1998, the developer refused to deliver the deed in lieu of foreclosure and terminated the November 3, 1997, agreement. On March 17, 1998, the developer filed an answer and counterclaim in the foreclosure action alleging, among other things, that it was not in default of its loan agreements. On September 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as they become due, pending the outcome of the foreclosure action and the defendant's counterclaim. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of December 31, 1999, the principal balance owed to Resort Funding under the referenced loan was approximately $3.4 million and the escrow account had a balance of $793,265. The promissory note matured on February 28, 1999. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of December 31, 1999, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan. Resort Funding intends to pursue vigorously its claim and to defend against the counterclaims filed by the defendants.

      On December 15, 1999, M.J. Boyle, Contractor, ("M.J. Boyle") instituted an action in the District Court of Bexar County, Texas for $1.9 million allegedly owed to him by Resort Funding, as lender to an unaffiliated developer, for work performed in connection with the construction of a resort known as Riverside Suites) in San Antonio, Texas (the "San Antonio Project"). On or about March 12, 1998, Resort Funding provided two loans to the Project Developer, Riverside Suites Ltd. ("Riverside"), consisting of an Acquisition and Development loan in the amount of $6.3 million and a hypothecation loan for $15 million. These loans were for Riverside to develop a time-share condominium project to be constructed in part and renovated in part out of an existing building along the San Antonio Riverwalk. M.J. Boyle is the contractor Riverside hired to develop the Project, but has failed to complete the terms of the construction contract. Causes of action under the complaint against Resort Funding include Promissory Estoppel, Breach of Contract, and Declaratory Judgment as a result of an alleged defect in Resort Funding's Deed of Trust. On or about February 14, 2000, Resort Funding declared Riverside in default of its loans and set the property for sale on March 7, 2000 under the Texas foreclosure laws. On March 1, 2000, M.J. filed an Amended Petition and Application For Temporary Restraining Order and

Application for Temporary and Permanent Mandatory Injunction, which the Court granted on March 2, 2000. Resort Funding is currently in the process of appealing to the Court of Appeals of Texas for the Fourth Judicial District to dissolve the injunction granted against it. The Company intends to vigorously proceed with the foreclosure and to defend itself against the claims by M. J. Boyle. There can be no assurances, however, that it will be successful in its appeal or that it will be successful in its defense of the claims asserted against it by M.J. Boyle.

      John Cavanaugh and William Reighley, individually or through their company, Castle Holdings, Inc. (collectively, "Castle"), have instituted a total of four actions against the Company and/or KGI. The principals of Castle sold certain properties owned or managed by themselves to KGI in 1998. KGI subsequently sold those properties, among others, to the Company as part of the KGI Acquisition. Both Messrs. Cavanaugh and Reighley became employees of KGI following the sale of Castle's properties to KGI in 1998. The first suit was filed by Castle against the Company and KGI in March 1999, in the District Court of the U.S. Virgin Islands seeking an injunction against transfer of the KGI properties in St. Thomas to the Company as part of the KGI Acquisition. This suit also seeks the rescission of the Stock Purchase Agreement entered into between Castle and KGI in 1998, and the return to Castle of the properties that were sold to KGI under that Agreement. Castle's motion for a preliminary injunction was summarily dismissed by the Court prior to the closing of the KGI Acquisition. The Company has filed a counterclaim against Plaintiffs for an amount in excess of $1.1 million dollars, plus punitive damages, attorneys fees and costs.

      The second suit was filed against the Company and KGI in the District Court of the U.S. Virgin Islands for restitution of an alleged wrongful termination by KGI of the employment of Messrs. Cavanaugh and Reighley, and the Company's wrongful procurement of that termination in connection with the KGI Acquisition. The third case is against Bluebeard's Castle Inc. ("BCI"), a subsidiary of the Company. In that case, Plaintiffs have requested money damages in excess of $830,000, plus interest, for Defendant's failure to pay alleged demand promissory notes supposedly executed by BCI in favor of Castle's principals. Such notes were allegedly issued by BCI to the principals of Castle at a time when such persons were in control of BCI, and were hence directing payments to themselves in a manner that the Company believes was not authorized, and which violated such persons' fiduciary duties. In addition, plaintiffs allege that BCI owes approximately $27,000 as a balance due on payments made by Plaintiffs on behalf of BCI, and approximately $140,000 for credit card payments received by BCI but allegedly due to Plaintiffs. The Company is seeking to have Castle and its principals explain the disappearance of substantial volumes of notes receivable belonging to the Company during the period immediately prior to closing of the KGI Acquisition, and also believes that the alleged indebtedness in question has already been satisfied. The U.S. Virgin Island cases have all been consolidated for discovery purposes.

      The fourth case was filed in May 1999, in Volutia County, Florida by Messrs. Cavanaugh and Reighley against KGI for payment on promissory notes allegedly executed by KGI before the KGI Acquisition. Plaintiffs allege each is a demand note and are seeking payment totaling approximately $1.3 million. Under the terms of the KGI Acquisition, as previously announced, the Company has established a reserve on its balance sheet for possible payments to KGI under a partial indemnity. While the Company does not anticipate making any payments under this partial indemnity due to its causes of actions against Castle and its principals, the full amount of the partial indemnity is reserved, and therefore the Company does not expect any income statement effect with respect to such litigation. The Company intends to pursue vigorously its defense of all claims made against it or its subsidiaries by the Plaintiffs, as well as making possible additional counterclaims for fraud and other corporate misconduct it believes may have taken place in connection- with the acts of Castle and or its principals.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's equity holders during 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      On June 25, 1991, the Company's Common Stock commenced trading on the NASDAQ Stock Market as a small-capitalization issue. In February 1996 the Company's stock was delisted from the NASDAQ Stock Market and traded on the over-the-counter market until the Company's application for relisting on the NASDAQ small-capitalization market was granted in February 1998. The Company's Common Stock resumed trading on the NASDAQ Stock Market on February 24, 1998. The high and low bids of the Company's Common Stock are shown for the calendar periods indicated:

                                 COMMON STOCK
             Quarter                 High Bid                  Low Bid
             -------                 --------                  -------
             1999 1st                  7 1/2                    2
             1999 2nd                  7 1/16                   2 3/4
             1999 3rd                  6 3/4                    4 1/2
             1999 4th                  6 1/4                    5 1/4
             1998 1st                  6 5/8                    4 7/8
             1998 2nd                  6 1/2                    4 5/8
             1998 3rd                  8 5/8                    4 3/4
             1998 4th                  6 7/8                    3 1/2

      Such quotations reflected inter-dealer price, without retail mark-up, mark-down or commission, and did not necessarily represent an actual transaction. The high and low bids shown above relate only to periods in which any actual trading occurred.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information and our financial statements and the notes thereto appearing elsewhere in this filing.

Overview

      Prior to August 28, 1998, the Company's only operating entity was Resort Funding. At that time, Resort Funding was a small specialty finance company which financed developers in the timeshare industry throughout the United States and in selected foreign markets. On August 28, 1998, the Company completed the first of its three acquisitions that opened a new line of business --developing, operating, and managing timeshare resorts. The following provides a brief summary of the three significant acquisitions that have occurred since August 28, 1998.

          Acquired Company           Acquisition Date     # of Resort Locations
          ----------------           ----------------     ---------------------
          Eastern Resorts (1)        August 28, 1998               7
          KGI Properties (2)         March 26, 1999                7
          Peppertree Resorts (3)     November 17, 1999            15

(1) Includes seven timeshare resorts located in Newport, Rhode Island and the western Massachusetts. Equivest acquired all of the outstanding ownership in Eastern Resorts for approximately $15 million in cash and 3,200,000 shares of Equivest common stock.
(2) Includes six timeshare vacation resorts located Maryland, Louisiana, Florida and in St. Thomas, U.S. Virgin Islands; one resort development site in Washington, D.C.; management contracts and consumer notes receivable. Equivest acquired all of the outstanding ownership interests and assets for approximately $2 million in cash.
(3) Includes fifteen- vacation ownership resorts located in Virginia, North Carolina, South Carolina, Tennessee, Missouri and Wisconsin. Equivest acquired all of the outstanding ownership interests and assets for approximately $14 million in cash and approximately 2,900,000 shares of Equivest common stock.

Each of the three transactions was accounted for as a purchase. Consequently, the operating results for 1998 and 1999 transactions were included in the Company's consolidated financial statements since the date of their respective acquisition.

Operations of the Company

      The Company's primary sources of revenues are its (i) timeshare operations and (ii) finance operations. Revenues from its timeshare operations are principally from VOI sales and resort operations, and revenues from its finance operations are principally from interest and fees on loans.

Finance Operations

      In its finance operations, the Company recognizes interest income on its outstanding loan receivables when earned, using the interest method. The accrual of interest on a loan is discontinued when unpaid interest, together with the loan principal outstanding, exceeds the loan's projected cash flow or the loan's collateral value.

      The Company reduces gross receivables by the amount of hold backs from developers ("specific reserves"). In addition, the Company establishes an allowance for doubtful receivables ("general reserves"). Management evaluates the adequacy of the allowance on a quarterly basis by examining past loss experience, current delinquencies, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions. The Company's allowance for doubtful accounts is based upon management's estimate of the amount that will be necessary to cover future write-offs of accounts receivable in the event (i) a developer defaults on its obligation to replace or take back a non-performing Consumer Loan and (ii) specific reserves on such developer's loan are exhausted. A receivable is charged against the allowance when management believes that collection is unlikely. If management's estimates differ from actual results, reported income for the earlier period in which a provision for doubtful receivables was taken will be too high or too low, and an adjustment will be made.

      In the case of Purchased Receivables, the Company generally holds back from developers 10% to 15% of the purchase price ("hold back") as a specific reserve against potential default by the developer on its liability for any defaulted Consumer Loan. The Company does not pay this amount to the developer until the Consumer Loan has been paid in full. As a result, the special reserve as a percent of the unpaid principal begins at 10% to 15% and increases as the principal of the loan is paid down. In the event a consumer defaults on an obligation, the Company has the right to require the developer to repurchase the defaulted consumer loan at an amount equal to the present value of the unpaid principal and interest on the note, net of the reserve ("chargeback"). Generally, the developer has the option to replace the defaulted consumer receivable with another of equal or greater value. Specific reserves are charged only if the developer defaults on its chargeback obligations. General reserves are charged only if the developer defaults on its obligations and there are no remaining specific reserves.

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

      For the Company's owned Consumer Loans, the Company established a minimum reserve target based on the principal aging of the Consumer Loans. The following list sets forth the target reserve level based on the aging of the contract:

              o   Current - 29 days past due     5%
              o   30 - 59 days past due         10%
              o   60 - 89 days past due         50%
              o   90+ days past due             95%

      The targeted reserve level is based on the outstanding principal balance of the Consumer Loan less an inventory recapture amount. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against the allowance for doubtful receivables.

Timeshare Operations

      The Company's timeshare development operations generate revenue primarily through selling and financing VOI's and operating its resort properties. The Company recognizes VOI sales revenue on the accrual basis. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and a statutory recission period has expired. If all other criteria are met, but construction of the unit to which the VOI relates is not substantially complete, revenue is recognized according to the percentage of completion method. The Company recognizes interest income on its outstanding Consumer Loans when earned, using the interest method. For tax purposes, sales of VOI's are recognized using the installment sale method of accounting, which recognizes income as cash is received.

      Revenues from resort operations primarily consist of fees earned for management of timeshare resorts, income from the rental of unoccupied timeshare units on an overnight basis, and food and beverage sales from the Company's restaurants. Revenues are recognized at the time services are rendered.

      In its timeshare operations, the Company accounts for uncollectible notes by recording a provision for doubtful accounts at the time VOI sales revenue is recognized. Historically, this provision approximated 5% of the outstanding receivable balance. If a customer defaults, any unpaid balance on the note is charged against the previously established allowance for doubtful accounts, net of the amount that is restored to inventory. VOI's returned to inventory are recorded in inventory at the lower of their original cost or market value. The Company ceases to recognize interest income when a note becomes past due.

      Costs associated with the acquisition and development of a timeshare resort include the costs of land, construction, furniture, interest and taxes. These costs are capitalized and recorded as part of inventory cost, and inventory is depleted and expensed based on the relative sales method: a fixed amount is expensed as a depletion of inventory each time a VOI is sold. If no sales were to be made with respect to a particular development project, no expense would be recorded unless and until the property is sold or abandoned, or if management determines the market value of the inventory is less than its recorded cost.

                             Selected Financial Data
                                   Year Ended
                                  December 31,
                             (Dollars in thousands)

                                              1997                  1998                 1999
                                              ----                  ----                 ----
                                          $         %           $          %         $          %
                                          -         -           -          -         -          -
Revenues:
As a percentage of total revenues:
  Timeshare interval sales (VOI)        $    --        --%   $ 4,553      15.4%   $40,910      43.3%
  Interest                               15,511      97.2%    20,399      68.8%    25,962      27.5%
  Resort operations                          --        --%     3,646      12.3%    25,858      27.4%
  Other income                              453       2.8%     1,039       3.5%     1,650       1.8%
                                        -------   -------    -------   -------    -------   -------
     Total revenues                      15,964     100.0%    29,637     100.0%    94,380     100.0%

Expenses:
As a percentage of VOI sales:
  Cost of timeshare intervals sold           --        --%     1,145      25.1%     9,667      23.6%
  Sales and marketing                        --        --%     2,173      47.7%    19,464      47.6%
  Provision for doubtful accounts (1)        --        --%       206       4.5%     2,042       5.0%

As a percentage of interest income:
  Interest                                8,077      52.1%     7,458      36.6%    13,389      51.6%

As a percentage of resort operations:
  Resort management                          --        --%     3,252      89.2%    21,743      84.1%

As a percentage of total revenues:
  Provision for doubtful accounts (2)       925       5.8%       585       2.0%       150       0.2%
  Depreciation and amortization           1,048       6.7%     2,194       7.4%     3,512       3.7%
  General and administrative              2,490      15.5%     4,110      13.8%     9,217       9.8%
                                        -------   -------    -------   -------    -------   -------

     Total expenses                      12,540      78.6%    21,123      71.3%    79,184      83.9%
                                        -------   -------    -------   -------    -------   -------
Income before taxes                       3,424      21.4%     8,514      28.7%    15,196      16.1%

Provision for income taxes                  193       1.2%     3,270      11.0%     6,500       6.9%

                                        -------   -------    -------   -------    -------   -------
Net income                              $ 3,231      20.2%   $ 5,244      17.7%   $ 8,696       9.2%

(1) Based on provision for doubtful receivables recorded on timeshare development.
(2) Based on provision for doubtful receivables recorded on timeshare financing.

DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

Net Income

      Income before provision for income taxes increased 78% to $15.2 million for the year ended December 31, 1999, as compared to $8.5 million for the same period in 1998. Net income increased 66% to $8.7 million for the year ended December 31, 1999 from $5.2 million for the same period in 1998. Diluted earnings per share rose 55% to $0.31 in 1999 from $0.20 in 1998. The increase in net income is primarily attributable to the addition of the timeshare operating results for acquisition-related properties, and the resulting growth in total revenue.

      Total revenue rose 218% to $94.4 million for the year ended December 31, 1999 as compared to $29.6 million for the same time period in 1998. Revenue growth is largely due to the addition of revenue associated with acquisition-related properties. Revenue and income relating to Eastern Resorts includes the entire year, while the comparable figures from the former KGI Properties and the Peppertree Properties relate only to the period after March 26, 1999 and November 17, 1999, respectively.

      While earnings per share jumped substantially, the Company's pretax income as a percent of revenues fell from 28.7% to 16.1%. This decrease is due to several factors. First, the development business in general has much higher revenues than the Company's finance business, but also substantially lower gross profit margins. Thus, as development revenues in 1999 were more than twice as large as finance revenues, the aggregate profit margin was reduced to a blend of traditional finance company and developer profit margins. Second, the KGI Acquisition involved a purchase of assets that at the time of purchase were losing money at a substantial rate due to a very significant uncontrolled costs. During 1999 the Company has cut costs significantly at the former KGI properties, and the aggregate profit margin of the former KGI resorts has correspondingly increased from a loss to a positive margin now approaching that of the Company's Eastern Resorts operation. The Peppertree Acquisition also involved absorption of a group of properties which, while not as troubled as the former KGI properties, at the time of closing had sales and marketing costs very significantly in excess of such costs within Equivest, and consequently a very low pretax profit margin. Between the date of closing and December 31, 1999 the Company's cost cutting efforts did not have time to take effect, and the Company expects this cost cutting process to continue throughout 2000.

Interest Income

      Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 27% to $26.0 million for the year ended December 31, 1999 from $20.4 million for the year ended December 31, 1998, primarily due to higher average outstanding balances on the loan portfolio of approximately $32 million for the entire year. In addition, the weighted average interest rate on the loan portfolio increased approximately 50 basis points. The increase in the portfolio was due principally to the addition of acquired resorts' existing portfolios and continued growth of the owned consumer loan portfolio. Third party hypothecation loans also increased in size and the weighted average interest rate increased.

      Interest income related to the owned consumer loan portfolio increased to 28% of total interest income, compared to 5% of interest income for 1998. Interest income earned from the Company's third party loans decreased from $19.4 million for the year-ended 1998 to $18.6 million for the year-ended 1999, mainly due to the elimination of interest during consolidation totaling $2.0 million. The Company previously extended loans to certain of the acquisition properties, which are now eliminated during consolidation. However, some growth in the third party consumer loan portfolio contributed to the increase in interest income, which was partially offset by a decline in interest rates. Interest income on third party consumer receivables increased to $14.0 million for the year-ended 1999 from $13.5 million for the year-ended 1998, and is attributable to growth in the third party consumer loan portfolio, specifically hypothecation loans. Interest on acquisition, development, and construction loans ("A&D Loans") decreased 18.6% to $4.4 million for the twelve months ended December 31, 1999 from $5.4 million for the same time period in 1998, mainly due to a lower average outstanding balance due to the elimination of loans in consolidation. A&D Loan originations declined 30.8% from $24.3 million in 1998 to $16.8 million in 1999, while third party consumer loan receivables originations remained relatively constant at $70 million. The decline in A&D loan originations is attributable to a shift in the Company's growth strategy from third party A&D loans to the owned timeshare and consumer financing segments, which the Company believes involve less risk than third party A&D loans. The company expects its third party A&D loan portfolio to continue to decline both as a percentage of the total portfolio and also in absolute dollars due to more stringent risk underwriting standards and prioritization of available funds.

VOI Sales

      VOI revenues increased to $40.9 million for the year ended December 31, 1999, from $4.6 million for the prior year. The increase was due to the full year impact of the ERC Acquisition that the Company completed in August of 1998 and due to the 1999 Acquisitions. During 1999, the Company sold approximately 3,920 vacation ownership intervals at an average price of approximately $10,400. On a proforma basis for the 1999 Acquisitions, VOI revenues for the full year would have been approximately $90 million. Vacation ownership revenue increased to 43% of total revenue for year ended 1999 as compared to 15% for the year ended 1998 due to the inclusion of operating results for the acquired properties. The Company has 29 timeshare resort locations with a completed vacation ownership interval inventory of approximately 28,000 intervals, and currently operates 17 sales centers.

Resort Operations

      Resort operation revenue totaled $25.9 million for the year ended 1999, as compared to $3.6 million for 1998. The increase in resort operations was due to the full year impact of the ERC Acquisition that the Company completed in August of 1998 and due to the 1999 Acquisitions. Resort management expenses as a percentage of resort operation revenue dropped to 84.1% in 1999 compared with 89.2% for 1998. The decline in resort management expense as a percentage of resort operation revenue is the result of the addition of resort properties with greater resort operation profit margins from overnight rentals, the inclusion of high summer season in 1999 at Newport properties compared with 1998, when most of this time period occurred prior to the date of the ERC Acquisition, and efforts to enhance ERC resort operations gross margins.

Other Income

      Other income increased 59% to $1.6 million for the year ended December 31, 1999 as compared to $1.0 million for the year ended December 31, 1998. The increase in other income is primarily due to an increase in service income associated with consumer receivables, increased fee income, and other income associated with acquisition properties. Other income associated with acquisition properties represented 9% of the increase in other income.

Provision For Doubtful Receivables

      The provision for doubtful receivables increased 177% to $2.2 million for the year ended December 31, 1999 from $0.8 million for the prior year ending December 31, 1998. The increase in the provision for doubtful receivables is primarily due to an increase in consumer receivables generated from the acquisition-related properties, together with application of the Company's target reserve methodology to the entire portfolio, including newly acquired receivables.

      At December 31, 1999, the Company had total reserves (including collateralization on the Hypothecation Loans) for its loan portfolio equal to $32.9 million or 12.6% of total loans. Included in this amount were total reserves and over collateralization of $22.8 million on third party consumer receivables or approximately 21.1% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented a reserve coverage ratio of 6.7 times the $3.4 million of such receivables that were 60 or more days past due at December 31, 1999. At December 31, 1999 the Company also, maintained an aggregate allowance for doubtful receivables of $10.1 million, or 8.3% of the outstanding consumer receivable portfolio from owned resorts. This represented a reserve coverage ratio of 3.5 times the approximate $2.9 million in consumer receivables from owned resorts that were 60 days past due as of that date. The $10.1 aggregate allowance for doubtful receivables represented an increase of 163% compared with $3.8 million at December 31, 1998. This largely reflects the significant increases in reserves required by the Company's target reserve methodology compared with reserving policies previously in effect at ERC, KGI or Peppertree.

      The following table sets forth the portfolio performance of the consumer receivable portfolio at December 31, 1999:

                       Consumer Receivable Loan Portfolio
                                 (In Thousands)

                     Current    30 - 59 days   60 - 89 days    90+ days     Total
                     -------    ------------   ------------    --------     -----
Owned Resorts      $  114,666    $  3,365        $  1,520      $  1,344    $120,895
                         94.8%        2.8%            1.3%          1.1%      100.0%

Third Party (1)    $  115,421    $  3,424        $  2,062      $  1,364    $122,271(2)
                         94.4%        2.8%            1.7%          1.1%      100.0%

Total              $  230,087    $  6,789        $  3,582      $  2,708    $243,166
                         94.6%        2.8%            1.5%          1.1%      100.0%

      (1) Includes the consumer receivables that collateralize the hypothecation loans.
      (2) The remaining principal outstanding owed to the Company is only $108 million. The balance of the $122.3 million represents receivables included in overcollateralization.

      At December 31, 1999, 94.6% of the aggregate consumer receivable portfolio was current, and there were 508 notes with a principal balance of $2.7 million that were over 90 days past due. Of this amount, $1.3 million were notes relating to the consumer receivables in the Company's resorts. During 1999, the company wrote off 548 consumer notes with an outstanding principal balance of $2.6 million. With limited exceptions, the Company serviced the loans in its portfolio internally, using its own personnel and facilities. Total reserves and overcollateralization of approximately $32.8 million at December 31, 1999, compared with $6.3 million in total consumer receivables that were 60 days or more past due represented an overall reserve coverage ratio of 5.2 times the volume of 60 day past due notes.

Interest Expense

      Interest expense, net of capitalized amounts, increased 80% to $13.4 million for the year ended December 31, 1999 as compared to $7.5 million for the year ended 1998. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the 1999 Acquisitions, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $75 million, while the weighted average interest rate on outstanding debt increased from 6.7% for the year ended December 31, 1998 to 7.1% for the year-ended December 31, 1999.

      The Company has not traditionally hedged against its interest rate risk due to the wide spread on its receivables and the speed with which new originations occur, and the relatively stable interest rate environment. However, under the new $150 million DG Credit Facility, the facility requires the Company to hedge within the facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains.

Cost Of Timeshare Intervals Sold

      The cost of timeshare intervals sold for the year ended December 31, 1999 totaled $9.7 million or 23.6% of VOI revenue, compared to $1.1 million for the year-ended 1998, or 25.1% of VOI revenue. The decrease in the cost of timeshare intervals sold as a percentage of VOI revenue is primarily due to lower product costs at certain acquisition sites, while the increase in dollar volume is a result the inclusion of operating results for acquisition properties.

Depreciation And Amortization

      Depreciation and amortization increased 60% to $3.5 million for the year-ended 1999 from $2.2 million for the same period in 1998. The increase is primarily due to $0.6 million associated with depreciation expense, $0.6 million associated with goodwill amortization and $0.1 million associated with financing costs. These increases are a result of the full year impact of the Eastern Resorts acquisition and the two acquisitions the Company completed in 1999.

      Goodwill amortization increased 229% to $0.8 million in 1999 from $0.2 million for the same period in 1998 and represented 41% of the increase. Goodwill associated with the Peppertree acquisition is approximately $15 million and is being amortized over 20 years. Depreciation and amortization of the properties totaled $0.6 million and accounts for 44% of the increase.

Sales And Marketing

      Sales and marketing expense increased to $19.5 million for the year-ended December 31, 1999 from $2.2 million for the year-end December 31, 1998. However, sales and marketing expense decreased slightly to 47.6% as a percentage of VOI revenue for 1999, compared to 47.7% for 1998. The increase in total sales and marketing dollar expense is due to the inclusion of operating results from acquired properties, and the decrease in such costs as a percent of VOI revenue was principally due to the acquisition of certain resorts with lower sales and marketing costs than the Company's Newport properties that were included in the 1998 totals.

      Results in the fourth quarter of 1999 were adversely affected by an increase in sales and marketing expense to 57.5% of timeshare sales, compared with 46.6% in the fourth quarter of 1998. As a note, the Company's sales and marketing cost as a percentage of timeshare sales was 43.1% through the nine months ending September 30, 1999. The Company believes that the fourth quarter increase was attributable in significant part to reduced occupancy and reduced number of travelers in the majority of the Company's markets due to unusually severe weather conditions, especially Hurricanes Floyd and Lenny, as well as travel safety concerns relating to potential Year 2000 computer issues. The resulting lower levels of tours at the Company's resort properties led to a corresponding increase in the sales and marketing expense as a percentage of VOI sales.

      Management anticipates that the sales and marketing expense experienced in the fourth quarter was largely a one time event. However, since the Peppertree Acquisition the Peppertree sales centers have operated at a cost level significantly greater than the Company's other sales centers. The Company believes this is in part a result of the long term effects of the severe hurricane-related flooding experienced throughout many of Peppertree's marketing areas in the fall of 1999, but also reflects a higher cost structure and cost per tour than is allowed to exist at the Company's other sales centers. The Company anticipates that the Peppertree sales and marketing expenses as a percent of VOI revenue will decline during 2000 as the Company introduces various cost-reducing measures designed to achieve total sales and marketing expense on a par with such cost levels elsewhere within the Company. There is no assurance that the Company will succeed in reducing such cost levels or of the timing of any resulting increase in Peppertree gross profit margins. The Company anticipates that the Peppertree sales and marketing costs will remain above the Company's non-Peppertree average cost during the first year following completion of the transaction, though the magnitude of such cost differential should decline during this period.

Resort Management

      Resort management expense for the year ended December 31, 1999 totaled $21.7 million or 84.1% of resort operation revenue as compared $3.3 million or 89.2% of resort operation revenue for the comparable period in 1998. The decline in resort management expenses as a percentage of resort operation revenue is primarily due to the addition of a number of resort properties that derive significant room revenue from unsold timeshare inventory.

General And Administrative

      General and administrative expense increased 124% to $9.2 million for the year ended December 31, 1999 from $4.1 million for the same period in 1998. The increased costs are attributable to the inclusion of general and administrative costs associated with the 1999 Acquisitions, which represented 78% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, travel costs, office related costs, outside service costs, and servicing fees due to growth of the Company.

      Although general and administrative expense increased in nominal dollars, general and administrative expense as a percentage of total revenue declined to 9.8% of total revenue for 1999, compared with 13.8% of total revenue in 1998. The decrease in general and administrative expense as a percentage of total revenue is generally the result of spreading costs across increased revenue, as well as control of expenditures. In both 1998 and 1999, the Company's expense for compensation was reduced from what it would otherwise have been because the Company did not incur any cost whatsoever to compensate its Chief Executive, who was compensated entirely by the Bennett Estate. While Mr. Breeden continues to receive his entire compensation directly from the Estate, and does not receive any remuneration directly from the Company, beginning January 1, 2000 the Company began to reimburse the Estate for a portion of the compensation paid to Mr. Breeden.

Provision For Income Taxes

The provision for income taxes for the year-ended December 31, 1999 increased 99% to $6.5 million from $3.3 million for the same period in 1998. The increase is attributable to the increase in pretax income during 1999 as compared to the same period in 1998. The provision for income taxes represents approximately 43% and 38% of pretax income for 1999 and 1998, respectively. During the first quarter of 1998, the Company's federal income tax liability was reduced by the availability of net operating loss carryforwards, which were fully utilized at that time. No such benefit was available in 1999.

Liquidity and Capital Resources

      The Company's business requires continuous access to short and long-term sources of debt financing. The Company's principal cash requirements arise from its timeshare operations (including sales and marketing costs), both internal and third party lending activities, the funding of timeshare construction, debt service payments and operating expenses. The Company's primary sources of liquidity are borrowings under secured lines of credit and cash flow from operations. In the future, the Company expects to raise additional capital through increasing its borrowing from financial institutions and issuing debt, equity or asset-backed securities in the capital markets.

      The Company's main credit facility is the $150 million DG Credit Facility, which closed in January of 2000, replacing the $75 million CSFB Consumer Receivable Line. The new facility has a committed term of five years, and the interest rate is based on lender's commercial paper rate plus 1.35%. As of December 31, 1999, the CSFB Consumer Receivable Line had an outstanding balance of $74.4 million, all of which was subsequently paid with the proceeds from the DG Credit Facility.

      The Company also closed on a $20 million credit facility with Finova Capital Corporation in September 1999. The two-year facility can finance third party loans, including A&D loans, consumer loans (both hypothecation loans and purchases), and pre-sale loans. The outstanding balance as of the end of 1999 was $5.1 million.

      In November 1999, the Company closed on a $20.7 million facility with Bank of America, N.A. for the acquisition of Peppertree Resorts. The loan had an outstanding balance of $16.6 million as of December 31, 1999. The loan matures August 17, 2000, and can be extended for up to an additional nine months. In order to extend the loan, the Company will need to meet certain covenants, pay extension fees and be subject to certain amortization provisions tied to net cash flow. The loan is collateralized by the stock of the businesses acquired and certain unencumbered assets of the Company.

      The Company has some additional facilities that are left over from agreements previously in place with the acquired companies. These facilities include some of the traditional lenders in the timeshare industry such as Liberty Bank, Textron, and Finova. The balances of these lines as of December 31, 1999 were approximately $64.8 million. While there is approximately $44.0 million of availability under these credit facilities, the Company plans on using its other facilities, which have more favorable terms, and replacing outstanding balances with lower cost financing as soon as possible under the terms of such indebtedness.

      The Company has a $30.0 million A&D Line with CSFB that matures November 2000, and is currently in an amortization period where no additional draws can be made. As of December 31, 1999, $29.1 million was outstanding under A&D Line. The Company is planning to replace this credit facility in 2000.

      In addition to the above, the Company is working with a number of additional lenders for additional facilities. The Company recently received a preliminary $30 million commitment from Finova Capital Corporation that would finance the Company's owned resorts, complementing the $20 million facility the Company already has with Finova to finance third-party developers. However, there can be no assurance that this new credit facility will close. The Company has also received a preliminary $50 million consumer receivable facility proposal and a preliminary $40 million A&D and consumer receivable proposal from two different commercial banks. The Company is also talking with a number of local banks in areas where the Company has active construction projects in order to finance the ongoing construction of additional resorts. There is no assurance that the Company will finalize any of these additional credit facilities.

      On August 25, 1998, the Company borrowed approximately $15 million under a CSFB Bridge Loan in order to finance the cash portion of the purchase price for Eastern Resorts. As of December 31, 1999, the unpaid balance of the Bridge Loan was approximately $2.1 million. The maturity of the remaining outstanding principal has been extended to November, 2000.

      In March 1999, the Company assumed a loan from CSFB to KGI for a property located in Washington, D.C. This loan had an outstanding balance of $3.0 million at December 31, 1999. The maturity of this loan has been extended to September 30, 2000.

      The Company also has a number of additional term loans, mostly associated with first mortgages on the resort properties. These loans include a $15.9 million loan on the Avenue Plaza Hotel and Pro Spa in New Orleans, Louisiana, a $14.3 million loan on the properties in St. Thomas, USVI, and several loans on various Peppertree resorts totaling over $22 million. The majority of these loans mature after the year 2000, and are repaid out of release fees on sales of VOI's.

      Beginning September 1996, the Trustee reached settlements of the claims of certain lenders (the "Banks") against the Bennett Estate relating to claims of such Banks to certain lease collateral of the Estate. These settlements required the settling banks to make new non-callable term loans to Resort Funding at concessionary interest rates of 0.5% to 4.0% (the "Settlement Loans"). Resort Funding is also obligated to pay the Estate an annual arrangement fee of 3% of the unpaid principal balance of the Settlement Loans. The Settlement Loans have a weighted average interest rate of 2.0% as of December 31, 1999. As of December 31, 1999, Resort Funding's total outstanding balance on the Settlement Loans was approximately $19.9 million and the weighted average remaining maturity was 47 months. The Settlement Loans are collateralized in part by notes receivable of the Company.

      The Series 2 Class A Redeemable Preferred Stock of the Company is held entirely by the Bennett Estate. Dividends are cumulative and payable quarterly when declared by the Company at the rate of $60.00 per annum per share. As of December 31, 1999, the undeclared and unpaid dividends amounted to $900,000. At the Company's option, such dividends may be paid in common stock, which has been the Company's practice. No dividends on the Company's Common Stock can be paid until such Series 2 Class A Preferred Stock dividends are paid in full. The holder of Series 2 Class A Redeemable Preferred Stock is entitled to the number of votes which represents 20% of the total number of votes of the Company. The Company may at its option any time after February 16, 2003, redeem the Series 2 Class A Redeemable Preferred Stock in whole or in part at the $10.0 million liquidation value plus accrued and unpaid dividends. The Trustee has obtained approval to convert the Series A Redeemable Preferred Stock into Common Stock, or to sell such shares to the Company for a price equal to an equivalent number of shares of Common Stock at the net price of any offering of the Estate's shares of Common Stock.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information required by this Item will be set forth under "Directors and Executive Officers" and "Proxy Statement -- Compliance with Section 16(a) Under the Securities Exchange Act of 1934" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by reference.

Item 10. Executive Compensation

      The information required by this Item will be set forth under "Executive Compensation" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be set forth under "Proxy Statement -- Share Ownership of Directors and Executive Officers," "Other Information -- Certain Stockholders" and "Proposal No. 1: Election of Directors -- Compensation of Directors" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

      The information required by this Item will be set forth under "Certain Transactions" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by reference.

Item 13. Exhibits, Listed Reports on Form 8-K

(a) Index to Consolidated Financial Statements and Schedules

      1.    Financial Statements

            The following financial statements of the Company are included in Annex A:

                                                                      Annex Page
                                                                      ----------

            Independent Auditor's Report on Consolidated Financial
            Statements                                                    1

            Consolidated Balance Sheets as of December 31, 1998
            and 1999                                                      2

            Consolidated Statements of Income for the years ended
            December 31, 1997, December 31, 1998, and December
            31, 1999                                                      3

            Consolidated Statements of Stockholder's Equity for the
            years ended December 31, 1997, December 31, 1998, and
            December 31, 1999                                           4 - 5

            Consolidated Statements of Cash Flows for the years
            ended December 31, 1997, December 31, 1998, and
            December 31, 1999                                             6

            Notes to Consolidated Financial Statements                  7 - 36

      2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements.

      3. Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

            a.    November 12, 1999 Form 8-K announcing net income increases
            b. November 18, 1999 Form 8-K announcing completion of the Peppertree Acquisition
            c. December 1, 1999 Form 8K/A announcing completion of the Peppertree Acquisition and filing of the Agreement and Plan of Reorganization and the Registration Rights Agreement in connection with the Peppertree Acquisition

      4. The exhibits filed as part of this report will be set forth under the Index of Exhibits, and reference is expressly made thereto for the specific information incorporated herein by reference.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.


                                       EQUIVEST FINANCE, INC.


                                       By: [S] Gerald L. Klaben, Jr.
                                           -------------------------------------
                                       (Gerald L. Klaben, Jr., Chief Financial
                                       Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By:  [S] Richard C. Breeden
                                       --------------------------------
                                       (Richard C. Breeden Chief Executive
                                       Officer, President and Chairman of
                                       the Board of Directors)

                                       By:  [S] Gerald L. Klaben, Jr.
                                       --------------------------------
                                       (Gerald L. Klaben, Jr. Chief Financial
                                        Officer and Senior Vice President)

                                       By:  [S] Thomas J. Hamel
                                       --------------------------------
                                       (Thomas J. Hamel, Executive Vice
                                       President and Director)

                                       By:  [S] R. Perry Harris
                                       --------------------------------
                                       (R. Perry Harris, Executive Vice
                                       President and Director)

                                       By:  [S] James R. Petrie
                                       --------------------------------
                                       (James R. Petrie, Controller)

                                       By:  [S] Richard G. Winkler
                                       --------------------------------
                                       (Richard G. Winkler, Senior Vice
                                       President, Secretary and General Counsel)

                                       By:  [S] Herbert H. Patrick, Jr.
                                       --------------------------------
                                       (Herbert H. Patrick, Jr., Treasurer)

                                       By:  [S] James A. Mecurio
                                       --------------------------------
                                       (James A. Mercurio, Senior Vice
                                       President)

                                       By:  [S] C. Wayne Kinser
                                       --------------------------------
                                       (C. Wayne Kinser, Director)

                                       By:  [S] Olof Nelson
                                       --------------------------------
                                       (Olof Nelson, Director)

                               INDEX TO EXHIBITS

Exhibit No.:                               Exhibit
------------                               -------

      2.1 Agreement and Plan of Reorganization by and among Equivest Finance, Inc., Peppertree Acquisition Corp., Peppertree Acquisition II Corp., Peppertree Resorts, LTD., Pioneer Hotel Corporation, C. Wayne Kinser and the Stockholders Named Herein, dated as of November 17, 1999 (incorporated by reference to the Company's Form 8-KA filed December 1, 1999).

      3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's 1998 Form 10KSB).

      3.2   By-laws (incorporated by reference to the Company's 1998 Form
            10KSB).

      4.1 Registration Rights Agreement by and among Equivest Finance, Inc. and C. Wayne Kinser, the Sharon Kay Williamson Charitable Remainder Unitrust, the David Wayne Kinser Charitable Remainder Unitrust, Donald Clayton, John McFarland and Herbert J. Patrick, Jr., dated as of November 16, 1999 (incorporated by reference to the Company's Form 8-KA filed December 1, 1999).

      10.1 Resort Funding, Inc Profit Sharing & 401k Plan (incorporated by reference to the Company's 1997 Form 10KSB).

     *10.2 Nonstandarized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust/Custodial Account sponsored by Manufacturers & Traders Trust Company for Resort Funding, Inc. dated December 30, 1999.

      10.3 Eastern Resorts Company LLC Profit Sharing & 401k Plan (incorporated by reference to the Company's 1998 Form 10KSB).

     *10.4 Flexible Nonstandardized Safe Harbor 401(k) Profit Sharing Plan Adoption Agreement for Eastern Resorts Company, LLC., dated January 4, 2000.

      10.5 Receivables Financing Facility extended by Holland Limited Securitization, Inc. and Internationale Nederlanden (U.S.) Capital Markets, Inc. to Bennett Funding International, Ltd. and BFICP Corporation (incorporated by reference to the Company's 1997 Form 10-KSB).

      10.6 Assignment, Release and Custodial Agreement between Resort Funding, Inc., BFICP Corporation, Credit Suisse First Boston Mortgage Capital LLC, ING (U.S.) Capital Markets Corporation, ING (U.S.) Capital Markets, Inc., Holland Limited Securitization, Inc., First Trust of New York, N.A. and Concord Servicing Corporation (incorporated by reference to the Company's 1997 Form 10-KSB).

      10.7 $75,000,000 Receivables Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc., dated February 11, 1998 (incorporated by reference to the Company's 1997 Form 10-KSB).

      10.8 $30,000,000 Acquisition and Development Financing Facility extended by Credit Suisse First Boston Mortgage Capital LLC to Resort Funding, Inc., dated November 14, 1997 (incorporated by reference to the Company's 1997 Form 10-KSB).

      10.9 Employment Agreement by and between Thomas J. Hamel and Richard C. Breeden, as Trustee, dated May 29, 1997 (incorporated by reference to the Company's 1997 Form 10-KSB).

      10.10 Employment Agreement by and between Gerald L. Klaben, Jr. and Richard C. Breeden, as Trustee, dated July 26, 1996 (incorporated by reference to the Company's 1997 Form 10-KSB).

      10.11 Employment Agreement by and between ERC and R. Perry Harris, dated as of August 24, 1998 (incorporated by reference to the Company's Form 8-K filed September 11, 1998).

      10.12 Purchase Agreement among Equivest Finance, Inc. and Kosmas Group International, Inc., Avenue Plaza, LLC, Ocean City Coconut Malorie Resort, Inc., Capital City Suites, Inc., Kosmas Caribbean Holding Corporation, Steven Kosmas, Paul Kosmas, Nicholas Kosmas and Chip Gordy, dated as of February 16, 1999 (incorporated by reference to the Company's Form 8-K filed February 23, 1999).

     *10.13 Indemnification Agreement by and between Kosmas Group
            International, Inc., the undersigned subsidiaries and shareholders and Equivest Finance, Inc., dated March 30, 1999.

     *10.14 Settlement Agreement and Mutual Releases by and between Christian
            Kjaer, Kosmas Group International, Inc. and Equivest Finance, Inc., dated March 30, 1999.

     *10.15 Registration Rights Agreement by and among Equivest Finance, Inc.
            and Christian Kjaer, entered into and effective as of March 30, 1999.

     *10.16 Stock Purchase Warrant granted by Equivest Finance, Inc. to
            Christian Kjaer, dated March 30, 1999.

     *10.17 Loan and Security Agreement (Receivables Transactions Warehouse
            Facility) by and between Resort Funding, Inc. and FINOVA Capital Corporation entered into as of September 30, 1999.

     *10.18 Loan and Security Agreement (ADC Loans Warehouse Facility) by and between Resort Funding, Inc. and FINOVA Capital Corporation entered into as of September 30, 1999.

     *10.19 Guaranty and Subordination (Receivables Transactions Warehouse
            Facility) by Equivest Finance, Inc., in favor of FINOVA Capital Corporation entered into as of September 30, 1999.

     *10.20 Guaranty and Subordination (ADC Loans Warehouse Facility) by
            Equivest Finance, Inc. in favor of FINOVA Capital Corporation entered into as of September 30, 1999.

     *10.21 Servicing Agreement by and between Resort Funding, Inc. and FINOVA
            Capital Corporation entered into as of September 30, 1999.

     *10.22 Pledge and Assignment of Put and Reserve Agreement and Interval
            Mortgages by Resort Funding, Inc., to and in favor of FINOVA Capital Corporation entered into as of September 30, 1999.

     *10.23 Credit Agreement by and among Equivest Finance, Inc., Peppertree
            Acquisition Corp., Peppertree Acquisition II Corp. and Bank of America, N.A., dated as of November 17, 1999.

     *10.24 Form of Security Agreement by and among Equivest Finance, Inc., each Subsidiary of the Borrower, the Subsidiary Guarantors and Bank of America, N.A., dated as of November 17, 1999.

     *10.25 Form of Pledge Agreement by and among Equivest Finance, Inc.,
            Peppertree Resorts, LTD., Peppertree Acquisition II Corp. and Bank of America, N.A., dated as of November 17, 1999.

     *10.26 Sublease Agreement by and between Equivest Finance, Inc. and
            Richard C. Breeden & Co., dated December 21, 1999.

     *10.27 Club Affiliation Agreement between Interval International, Inc. and
            Peppertree Resorts Vacation Club, Inc. dated September 17, 1997.

     *10.28 First Addendum to Club Affiliation Agreement between Interval
            International, Inc. and Peppertree Resorts Vacation Club, Inc. dated July 15, 1999.

      11. Computation of earnings per share. See Notes to Consolidated Financial Statements.

      *21.  Subsidiaries of the Company.

      *23.1 Independent Auditors Consent

--------------------------------------------------------------------------------
      * Filed herewith

                   Audited Consolidated Financial Statements

                             EQUIVEST FINANCE, INC.
                                AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

Independent Auditor's Report .................................................1
Consolidated Balance Sheets--December 31, 1998 and 1999 ......................2
Consolidated Statements of Income--Years Ended December 31, 1997,
  1998 and 1999 ..............................................................3
Consolidated Statements of Stockholders' Equity--Years Ended
  December 31, 1997, 1998 and 1999 ...........................................4
Consolidated Statements of Cash Flows--Years Ended December 31,
  1997, 1998 and 1999 ........................................................6
Notes to Consolidated Financial Statements ...................................7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Equivest Finance, Inc.
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of Equivest Finance, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equivest Finance, Inc. and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                              FIRLEY, MORAN, FREER & EASSA, P.C.


Syracuse, New York
March 17, 2000

CONSOLIDATED BALANCE SHEETS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                                             December 31,
                                                                                    1998                  1999
                                                                              -----------------      --------------
ASSETS
  Cash and cash equivalents                                                   $       3,486,720      $    8,010,888
  Receivables, net                                                                  142,326,363         247,081,791
  Investment in real estate joint venture                                             2,971,207           4,415,780
  Inventory                                                                          10,361,151          87,925,117
  Property and equipment, net                                                         3,048,252          18,122,843
  Goodwill, net                                                                      27,247,483          41,374,002
  Other assets                                                                        7,943,287          10,055,233
                                                                              -----------------      --------------

                                                         TOTAL ASSETS         $     197,384,463      $  416,985,654
                                                                              =================      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                            $       2,212,975      $    6,288,195
  Accrued expenses and other liabilities                                              3,985,402          20,832,657
  Taxes payable                                                                       1,994,381           5,608,907
  Deferred taxes                                                                      2,568,465          19,535,794
  Notes payable                                                                     133,116,985         289,357,773
                                                                              -----------------      --------------
                                                    TOTAL LIABILITIES               143,878,208         341,623,326

SUBSEQUENT EVENT, CONTINGENCIES
  AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Cumulative Redeemable Preferred Stock--Series
    2 Class A, $3 par value; 15,000 shares authorized,
    10,000 shares outstanding; $10,000,000 liquidation value                             30,000              30,000
  Common Stock, $.01 par value; 50,000,000
    shares authorized, 25,198,351 shares outstanding--1998
    and  28,089,722 shares outstanding--1999                                            251,984             280,897
  Additional paid in capital                                                         49,115,466          62,246,553
  Retained earnings                                                                   4,108,805          12,804,878
                                                                              -----------------      --------------
                                           TOTAL STOCKHOLDERS' EQUITY                53,506,255          75,362,328
                                                                              -----------------      --------------

                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     197,384,463      $  416,985,654
                                                                              =================      ==============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                              Year ended December 31,
                                                                      1997               1998            1999
                                                                --------------     ---------------   --------------
REVENUE
   Timeshare interval revenue                                   $           --     $     4,552,891   $   40,910,463
   Interest                                                         15,511,387          20,398,624       25,961,931
   Resort operations                                                        --           3,645,649       25,858,163
   Other income                                                        453,099           1,039,384        1,649,676
                                                                --------------     ---------------   --------------
                                                                    15,964,486          29,636,548       94,380,233
COSTS AND EXPENSES
   Interest                                                          8,076,569           7,457,618       13,389,034
   Provision for doubtful receivables                                  925,000             791,349        2,191,990
   Cost of timeshare intervals sold                                         --           1,144,488        9,666,493
   Sales and marketing                                                      --           2,172,937       19,464,443
   Resort management                                                        --           3,251,730       21,742,799
   Depreciation and amortization                                     1,048,534           2,194,397        3,512,190
   General and administrative                                        2,489,960           4,110,077        9,217,211
                                                                --------------     ---------------   --------------
                                                                    12,540,063          21,122,596       79,184,160
                                                                --------------     ---------------   --------------
                                  INCOME BEFORE PROVISION FOR
                                                 INCOME TAXES        3,424,423           8,513,952       15,196,073

PROVISION FOR INCOME TAXES
  Current                                                              510,000           2,360,000        3,777,000
  Deferred (credit)                                                   (317,000)            910,000        2,723,000
                                                                --------------     ---------------   --------------
                                                                       193,000           3,270,000        6,500,000
                                                                --------------     ---------------   --------------

                                                   NET INCOME   $    3,231,423     $     5,243,952   $    8,696,073
                                                                ==============     ===============   ==============

                                      NET INCOME AVAILABLE TO
                                          COMMON STOCKHOLDERS   $    2,500,205     $     4,643,498   $    8,096,073
                                                                ==============     ===============   ==============

EARNINGS PER COMMON SHARE
  Basic                                                                 $  .22               $ .20            $ .31
                                                                        ======               =====            =====

  Diluted                                                               $  .15               $ .20            $ .31
                                                                        ======               =====            =====

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

Years ended December 31, 1997, 1998 and 1999

                                                Redeemable
                                                Preferred    Convertible                                  Additional
                                                 Stock--      Preferred            Common Stock              Paid         Retained
                                                 Series 2      Stock--       -------------------------        In          Earnings
                                    Total        Class A       Series 2       Shares         Amount         Capital      (Deficit)
                                 ------------   ---------     ---------      ---------     -----------    -----------   -----------
Balances, December 31,
  1996                           $  4,037,281   $  30,000     $   9,000      9,484,847     $   474,243    $ 6,330,956   $(2,806,918)
Conversion of debt owed
  to related party                 24,970,079                                4,645,596         232,280     24,737,799
Conversion of Series 2
  Preferred Stock to
  Common Stock                             --                    (9,000)     7,500,000         375,000       (366,000)
Dividends on Series 2
  Preferred Stock paid in
  Common Stock shares                      --                                   23,721           1,186        126,314      (127,500)
Dividends on Series 2 Class A
  Preferred Stock paid in
  Common Stock shares                      --                                  180,279           9,014        959,986      (969,000)
Common Stock warrants issued          289,666                                                                 289,666
Net income                          3,231,423                                                                             3,231,423
                                 ------------   ---------     ---------     ----------     -----------    -----------   -----------
Balances, December 31,             32,528,449      30,000            --     21,834,443       1,091,723     32,078,721      (671,995)
  1997

Dividends on 12.5%
  Redeemable Convertible
  Preferred Stock                    (8,819)                                                                                 (8,819)
Conversion of 12.5%
  Redeemable Convertible
  Preferred Stock to
  Common Stock                         21,930                                   20,541           1,027         20,903
Dividends on Series 2
  Class A Preferred Stock
  paid in Common Stock
  shares                                   --                                   76,254           3,813        450,520      (454,333)
Common Stock issued                15,360,000                                3,200,000         160,000     15,200,000
Conversion of debt owed to
  related party                       360,743                                   67,113           3,366        357,377
Reduction in par value from
  $.05 per share to $.01
  per share                                --                                               (1,007,945)     1,007,945
Net income                          5,243,952                                                                             5,243,952
                                 ------------   ---------     ---------     ----------     -----------    -----------   -----------
Balances, December 31,
  1998                           $ 53,506,255   $  30,000     $      --     25,198,351     $   251,984    $49,115,466   $ 4,108,805

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

Years ended December 31, 1997, 1998 and 1999

                                                        Redeemable
                                                        Preferred                                         Additional
                                                         Stock--                Common Stock                 Paid
                                                         Series 2       ----------------------------          In         Retained
                                         Total           Class A          Shares           Amount           Capital      Earnings
                                     -------------     -----------      ----------      ------------     ------------   ----------
Balances, December 31,               $  53,506,255     $    30,000      25,198,351      $    251,984     $ 49,115,466   $ 4,108,805
  1998

Common Stock issued to
  satisfy liabilities related to
  acquired businesses                    2,928,889                         697,738             6,976        2,921,913

Common Stock issued as
  part consideration for
  the purchase of Peppertree            10,231,111                       2,193,633            21,937       10,209,174
  Resorts, Ltd.

Net income                               8,696,073                                                                        8,696,073
                                     -------------     -----------      ----------      ------------     ------------   -----------
Balances, December 31,
  1999                               $  75,362,328     $    30,000      28,089,722      $    280,897     $ 62,246,553   $12,804,878
                                     =============     ===========      ==========      ============     ============   ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                                                                                       Year ended December 31,
                                                                                 1997             1998             1999
                                                                             -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $   3,231,423    $   5,243,952    $   8,696,073
  Adjustments to reconcile net income to net
    cash from operating activities:
      Amortization and depreciation                                              1,048,534        2,194,397        3,512,190
      Provision for doubtful receivables                                           925,000          791,349        2,191,990
      Deferred income taxes                                                       (317,000)         910,000        2,723,000
      Gains on sales of contracts                                                  (29,689)              --               --
      Changes in assets and liabilities, net of
        effects from purchases of businesses:
         Other assets                                                             (781,984)      (2,270,822)      (1,141,043)
         Inventory                                                                      --       (1,218,966)      (1,983,511)
         Accounts payable and accrued expenses                                   1,107,924        2,483,051       (1,565,952)
         Taxes payable                                                                  --        1,960,000        2,755,243
                                                                             -------------    -------------    -------------
                                NET CASH  PROVIDED BY OPERATING ACTIVITIES       5,184,208       10,092,961       15,187,990

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                                                 (25,745,306)     (19,616,378)     (23,047,846)
  Proceeds from sales of contracts                                               1,206,870               --               --
  Purchase of equipment                                                            (26,230)         (76,528)      (1,459,262)
  Investment in joint venture                                                           --       (2,971,207)      (1,444,573)
  Purchases of businesses, net of cash acquired
    of $908,031 in 1998 and $609,058 in 1999                                            --      (15,885,445)     (17,810,328)
                                                                             -------------    -------------    -------------
                                     NET CASH USED IN INVESTING ACTIVITIES     (24,564,666)     (38,549,558)     (43,762,009)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock registration costs, less unpaid amounts                                         --         (229,681)        (469,832)
  Proceeds from notes payable                                                   44,863,941       92,299,255      132,139,020
  Payments on notes payable                                                    (28,314,741)     (68,014,154)     (99,310,381)
  Loans to related party                                                        (6,545,967)        (355,976)              --
  Repayments on loans receivable--related party                                  9,960,503        3,640,028          739,380
  Payments on redemption of preferred stock                                             --           (7,815)              --
  Preferred stock dividends paid                                                        --           (8,819)              --
                                                                             -------------    -------------    -------------
                                 NET CASH PROVIDED BY FINANCING ACTIVITIES      19,963,736       27,322,838       33,098,187
                                                                             -------------    -------------    -------------
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         583,278       (1,133,759)       4,524,168

Cash and cash equivalents at beginning of year                                   4,037,201        4,620,479        3,486,720
                                                                             -------------    -------------    -------------

                                  CASH AND CASH EQUIVALENTS AT END OF YEAR   $   4,620,479    $   3,486,720    $   8,010,888
                                                                             =============    =============    =============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business: Equivest Finance, Inc. (Equivest) and its subsidiaries (collectively the Company) is a developer, operator and lender in the timeshare industry. The Company owns 29 timeshare resort properties primarily in the Eastern United States and St. Thomas, USVI. It sells fixed and flexible week timeshare intervals, including rights to use at certain locations; sells a vacation club product that operates on a points based system; and manages timeshare homeowners' associations at these properties. The Company provides financing to purchasers of its timeshare products; and to independent domestic and foreign timeshare resort developers (Resorts) which includes consumer lending for timeshare intervals, hypothecation loans to resort developers who pledge timeshare loans as collateral, and resort acquisition and development lending.

The Company entered the timeshare resort development business in 1998 and made substantial additional business acquisitions in 1999 (see Note Q). As a result, there has been a substantial change in the relative operating results of the Company's two business segments (see Note R).

The Company is majority owned by The Bennett Funding Group, Inc. (BFG) and its affiliate, Bennett Management and Development Corporation (BMDC) which, together, own approximately 79% of the Company's voting shares.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Equivest Finance, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions were eliminated in consolidation.

The financial statements include the results of operations and cash flows of purchased businesses from the date of their respective acquisition.

Use of Estimates: The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from the Company's estimates.

Cash and Cash Equivalents and Restricted Cash: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash, included in other assets, primarily consists of: (1) amounts on deposit at financial institutions as security under lending agreements, and (2) deposits in accounts to be applied to its financing facilities, and (3) down payments on purchases.

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

Loan Accounted For As Investment In Real Estate Joint Venture: The Company has an acquisition and development loan which (1) provides for the receipt of additional interest equal to an amount or percentage from each timeshare sold by the developer; and (2) does not economically transfer a substantial portion of ownership risk and reward to the borrower. Accordingly, the Company has classified, and is accounting for, this loan as if it is an investment in a real estate joint venture. As such, the Company defers net interest earned and will recognize it, and the additional interest as income when the timeshare intervals are sold.

Inventory: Inventory is stated at the lower of cost or market and consists of unsold timeshare intervals available for sale, the cost of timeshare resorts under construction, and land for future timeshare construction. Upon a sale of a timeshare interval, inventory is charged to cost of sales using the specific cost allocated to the interval. Timeshare intervals reacquired through repossession are placed back into inventory at the lower of their original historical cost basis or market value.

Deferred Financing Costs: Deferred financing costs, included in other assets, represent unamortized expenses associated with issuing certain debt. Amortization of these costs are charged to operations on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method. The amortization of deferred financing costs amounted to $1,046,998 in 1997, and $1,778,183 in 1998 and $2,089,706 in 1999.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which follow:

    Buildings and improvements                                  5-40 years
    Furniture and equipment                                      3-7 years

Goodwill: This asset represents the excess of costs over net assets of businesses acquired in 1998 and 1999. The 1998 goodwill of $27,485,408 is being amortized over 40 years and the 1999 goodwill of $14,908,265 is being amortized over 20 years on a straight line basis. Amortization of $237,925 and $781,746 was charged to operations in 1998 and 1999, respectively.

Timeshare Interval Revenues: The Company earns these revenues from fully furnished vacation homes sold in either specific fixed week ownership intervals, individual fee simple ownership interests, or the sales of vacation club points which entitle the owners to use properties transferred to an independent membership corporation.

The Company recognizes its sales on an accrual basis when a binding sales contract has been executed, a 10% minimum down payment has been received, the statutory rescission period has expired and construction is substantially complete. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis.

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

Resort Operations: Revenues from resort operations primarily consist of (1) fees received for management services provided to homeowners' associations, (2) revenues from renting unoccupied units on a transient basis, and (3) revenues from restaurant operations.

Other Income: Other income primarily represents fees which are recognized as income when the Company performs the related service. These services include billing services for developers and loan commitment, chargeback and collection fees charged to Resorts.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Advertising: All costs associated with advertising and promoting the sale of timeshare intervals are expensed in the year incurred. Advertising expense was $124,925 and $468,339 for 1998 and 1999. Prior to entering the timeshare resort development business in 1998, advertising expense was minimal.

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

Earnings Per Share: Earnings per share is based on the weighted average number of common shares outstanding and includes both basic and diluted earnings per share computations. The computation of basic earnings per share excludes any dilutive effects of options and warrants. The computation of diluted earnings per share includes the dilutive effects of the Company's outstanding options and warrants.

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

Segment Information: The Company became subject to segment information reporting in August 1998 when it acquired its first timeshare development company. Segment information, as disclosed in Note R, is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and interim financial reports. It also establishes standards for disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the financial position, results of operations or cash flows of the Company.

Restatement: Certain amounts in the 1998 consolidated balance sheet and the 1997 and 1998 consolidated statements of income have been reclassified to conform to the 1999 presentation.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE B--CONCENTRATIONS OF RISK

Credit Risk: The Company is exposed to on-balance sheet credit risk related to its notes receivable.

The Company offers financing to the buyers of timeshare intervals and vacation club points at the Company's resorts. These buyers generally make down payments of at least 10 percent of the purchase price and deliver promissory notes to the Company for the balance which generally bear interest at a fixed rate, are payable over a seven year period and are secured by a first mortgage on a timeshare interval or by an assignment of rights under the vacation club member's purchase agreement. The Company generally does not verify the credit history of its customers and will provide financing if the customer is employed and meets certain household income criteria. If a buyer of a timeshare interval defaults, the Company must foreclose on the timeshare interval and reincur the associated marketing, selling, and administrative costs to resell the interval. Although the Company in many cases may have recourse against a timeshare interval buyer for the unpaid price, certain states have laws which limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.

The Company has concentrations of credit risk in its timeshare resort receivables and timeshare consumer receivables purchased from independent resort developers. At December 31, 1999 the Company had agreements for resort development financing with 11 developers covering 16 timeshare resort complexes. These concentrations are believed to be substantially mitigated by credit and evaluation procedures including credit evaluation of individual consumers before the purchase of their notes. The Company requires collateral, including an overcollateralization requirement and holdbacks on certain receivables. In addition to outstanding loans from these developers, at December 31, 1999 the Company was committed to lend approximately $17.6 million for resort construction or renovation. The Company has also agreed to make hypothecation loans to, or purchase timeshare interval contracts from 58 resorts subject to satisfactory underwriting approval of each consumer.

Interest Rate Risk: The Company derives net interest income from its financing activities which results from the spread between the interest rates it charges its customers and the interest rates it pays to its lenders. Because the Company's indebtedness bears interest at variable rates and a substantial amount of the Company's receivables portfolio bears interest at fixed rates, increases in interest rates will erode the net rates that the Company has historically obtained. The Company has not engaged in interest rate hedging transactions. Therefore, a significant increase in interest rates, particularly if sustained, would negatively affect the Company's results of operations, cash flows, and financial position.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE B--CONCENTRATIONS OF RISK--Continued

Availability of Funding Sources: The Company funds a substantial portion of its notes receivable and timeshare inventory with borrowings under its financing facilities. These borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable and timeshare sales. To the extent that the Company is not successful in maintaining or replacing existing financing, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows, and financial condition.

Cash: The Company maintains cash balances at various financial institutions in several states with balances in excess of $100,000 at December 31, 1999. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

NOTE C--RECEIVABLES

Receivables consist of the following:

                                                 December 31,
                                              1998             1999
                                          -------------    -------------
Accounts receivable                       $   2,260,906    $   8,092,693
Notes receivable                            142,560,825      241,583,914
Less allowance for doubtful receivables      (3,834,748)     (10,072,859)
                                          -------------    -------------
                                            140,986,983      239,603,748
Promissory note receivable                      600,000          450,000
Notes receivable--related party                 739,380        7,028,043
                                          -------------    -------------

                                          $ 142,326,363    $ 247,081,791
                                          =============    =============

Accounts receivable primarily consist of: (1) amounts due from timeshare interval owners for maintenance and service charges including amounts which the Company remits to the Resorts upon receipt, (2) the principal amount of delinquent timeshare interval contracts which are receivable from Resorts under the recourse provisions of applicable financing agreements, (3) amounts due from homeowners' associations for management services rendered and (4) amounts due from renting unoccupied units on a transient basis. Receivables are stated at their unpaid principal balances. Amounts due Resorts for maintenance and service charges are included in accrued expenses and other liabilities.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE C--RECEIVABLES--Continued

Notes receivable includes: (1) amounts receivable from timeshare interval owners for their purchase of timeshares, (2) amounts receivable from timeshare interval owners resulting from the purchase of timeshare consumer receivables from third parties, less holdbacks on funds to be advanced under those contracts, (3) loans to Resorts for acquisition and development of resort properties, and (4) hypothecation loans to Resorts secured by the Resorts' loans from timeshare interval owners. Interest rates on these receivables generally range from 9% to 18% per annum.

The promissory note receivable is due as a result of a rescission and termination of an agreement with a corporation. Interest is paid monthly at a rate equal to the lesser of LIBOR plus 1.5% or prime rate. Principal is to be paid in three remaining equal annual installments of $150,000 and will mature in February 2002.

Notes receivable--related party at December 31, 1998 were fully paid in 1999. They were due from the bankruptcy Trustee, with interest at 10% per annum. These notes arose in connection with financing transactions negotiated by the Trustee which are described in Note H.

Notes receivable--related party at December 31, 1999 arose in connection with the purchase of Peppertree Resorts, Ltd. The notes are due at various dates through March 2001 and bear interest at rates ranging from 0% to LIBOR plus 4%.

The following are the components of notes receivable as of:

                                                         December 31,
                                                    1998               1999
                                               -------------      -------------
Timeshare consumer receivables                 $ 113,301,280      $ 211,923,426
Less holdbacks                                   (18,391,579)       (18,506,784)
                                               -------------      -------------
                                                  94,909,701        193,416,642
Timeshare resort receivables:
  Acquisition and development loans               33,433,609         27,944,974
  Hypothecation loans                             11,904,059         16,925,192
  Other loans                                      2,313,456          3,297,106
                                               -------------      -------------
                                                  47,651,124         48,167,272
                                               -------------      -------------

                                               $ 142,560,825      $ 241,583,914
                                               =============      =============

Substantially all timeshare consumer receivables and hypothecation loans are collateralized by security interests in timeshare intervals. Those consumer receivables purchased by the Company are also with full recourse to the Resort developers and it is the Company's practice to withhold approximately fifteen percent of the purchase price of each timeshare contract until the loan has been fully collected. The acquisition and development loans to Resorts are collateralized by security interests in the Resort properties and generally have the personal and/or corporate guarantees of the Resort owners.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE C--RECEIVABLES--Continued

The Company has classified certain Resort loans as impaired under SFAS 114 at December 31, 1998 and 1999. This determination was made because the debtors had not made principal payments in accordance with their contractual agreements. The outstanding balance of impaired loans amounted to $3,435,001 and $3,821,251 at December 31, 1998 and 1999, respectively. The average outstanding amounts on these loans during 1998 and 1999 were $3,435,001 and $3,823,201, respectively. The Company has no allowance for losses specifically related to these loans because it believes the market value of the collateral exceeds its loan investment. The company is foreclosing on the largest loan ($3,435,001 outstanding); however, the owners have filed counterclaims which management believes are without merit.

During 1998 and 1999, the Company recorded interest income on these loans of $452,753, and $380,314, respectively including interest on one loan of $452,753 in 1998 and $328,664 in 1999. With respect to the large loan, the debtor deposits the interest into an escrow account with a balance of $793,265 at December 31, 1999.

The activity in the allowance for doubtful receivables for the years ended December 31, 1997, 1998 and 1999 follows:

                                          1997            1998            1999
                                      ------------    ------------    ------------
Balance at beginning of year          $  1,979,182    $  2,442,244    $  3,834,748
Allowances related to  acquisitions             --         792,631       6,638,573
Provision for doubtful receivables         925,000         791,349       2,191,990
Charge-offs and recoveries, net           (461,938)       (191,476)     (2,592,452)
                                      ------------    ------------    ------------

Balance at end of year                $  2,442,244    $  3,834,748    $ 10,072,859
                                      ============    ============    ============

Based on their maturity dates as of December 31, 1999, the notes receivable are due during the years ending December 31 as follows: 2000--$43,683,448; 2001--$46,403,788; 2002--$44,039,649; 2003--$35,885,754; 2004--$29,434,450 and
thereafter--$42,136,825.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE D--LOAN ACCOUNTED FOR AS INVESTMENT IN REAL ESTATE JOINT VENTURE

Beginning in 1998 the Company has been advancing funds under a loan agreement which is being accounted for as a real estate joint venture. Information on this agreement follows:

                                                1998           1999
                                             -----------    -----------
Amounts advanced and outstanding             $ 3,032,652    $ 4,224,464
Closing fee and net interest deferred           (192,549)      (409,351)
Earnings based on timeshare intervals sold       131,104        600,667
                                             -----------    -----------

Net balance at December 31                   $ 2,971,207    $ 4,415,780
                                             ===========    ===========

The Company has determined this asset to be impaired at December 31, 1999 and has begun foreclosure proceedings. Management intends to complete construction, incur additional capitalized costs estimated at $3,500,000, and operate the facility as part of its timeshare business. Subsequent to December 31, 1999 the project's general contractor sued the developer and the Company for payment of construction overrun costs of approximately $2,000,000 and received an injunction to stop the Company's foreclosure action. The Company has appealed the latter decision and intends to defend itself against the suit unless a settlement can be reached on the fair value of the additional costs. Management believes that the fair value of the property approximates the carrying value of the investment at December 31, 1999. Fair value has been based on the property's estimated collateral value after completion and allowing for a fair settlement with the contractor.

The Company also has a hypothecation loan due from the developer of $3,236,592 at December 31, 1999. This loan is collateralized by pledged timeshare notes receivable which arose from the sale of completed timeshare intervals at this project. To date the loan has been performing in accordance with its terms and no allowance for credit loss is considered necessary; however, successful completion of the project will be required to help assure normal collection of this loan.

NOTE E--RELATED PARTY TRANSACTIONS

Recapitalization: In October 1997, the Company increased its number of authorized shares of Common Stock from 10,000,000 to 50,000,000. The Company then issued 4,645,596 shares to BFG in full satisfaction of indebtedness to BFG of $24,970,079.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE E--RELATED PARTY TRANSACTIONS--Continued

Recapitalization--Continued: Concurrently, the Company issued 7,500,000 shares of Common Stock to BFG in exchange for the 3,000 outstanding shares of Cumulative Convertible--Series 2 Preferred Stock. The Preferred Stock was mandatorily convertible at the rate of 2,500 common shares to 1 preferred share when the Company had a sufficient number of authorized shares of Common Stock.

The $24,970,079 net liability was subsequently increased by $360,743 which had been recorded as an accrued liability as of December 31, 1997. The Company issued an additional 67,113 shares of its Common Stock to BFG in payment of this liability in 1998.

Income and Expense: Interest income earned on the notes receivable from the bankruptcy Trustee amounted to $625,511 in 1997, $219,276 in 1998, and $29,251 in 1999.

Interest expense incurred on the related party debt amounted to $1,475,609 in 1997.

Other: The Company leases an office facility from BFG. Rent is paid on a month-to-month basis ($6,782 per month). Rent expense for the office facility amounted to $146,399 in 1997, $74,117 in 1998 and $74,605 in 1999.

The Company's Chief Executive Officer is the bankruptcy Trustee for BFG and BMDC (see Note J). He has not received any compensation from the Company or the bankrupt Estate for his duties at the Company.

The Company receives administrative services from BFG relating to billing consumer amounts due under timeshare interval contracts. This expense amounted to $63,500 in 1997, $184,686 in 1998 and $275,997 in 1999. In December 1999, the
Company purchased the computer processing equipment and software from BFG for $41,413 and will perform this processing hereafter.

NOTE F--PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1998 and 1999:

                                                      1998              1999
                                                   -----------       -----------
Land                                               $    81,489       $   398,489
Buildings and improvements                           2,672,575        14,173,602
Furniture and equipment                                365,757         4,246,271
                                                   -----------       -----------
                                                     3,119,821        18,818,362
Less accumulated depreciation                           71,569           695,519
                                                   -----------       -----------

Property and equipment, net                        $ 3,048,252       $18,122,843
                                                   ===========       ===========

The buildings and improvements consist primarily of facilities at timeshare properties including common areas, retail rental space, and restaurants.

Depreciation expense amounted to $1,535 in 1997, $69,664 in 1998 and $623,950 in 1999.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE G--OTHER ASSETS

Other assets consist of the following at December 31, 1998 and 1999:

                                                       1998              1999
                                                   -----------       -----------
Deferred financing costs, net                      $ 3,755,600       $ 2,526,854
Cash--restricted                                     1,422,459         1,615,411
Accrued interest receivable                            971,026         1,762,975
Stock registration costs                             1,479,681         1,649,513
Other assets                                           314,521         2,500,480
                                                   -----------       -----------

                                                   $ 7,943,287       $10,055,233
                                                   ===========       ===========

NOTE H--NOTES PAYABLE AND SUBSEQUENT FINANCING

Notes payable consist of the following:

                                                                           December 31,
                                                                         1998           1999
                                                                     ------------   ------------
Revolving line of credit facilities:

$75,000,000 line for receivables financing; refinanced on
January 31, 2000                                                     $ 54,178,431   $ 74,374,070

Other lines totaling $88,283,520 at December 31, 1999 for
financing receivables resulting from Company timeshare
sales; collateralized by timeshare notes receivable; variable interest ranging from prime plus 5/8% to prime plus 2 1/4%
per annum; paid with collections of pledged receivables
with payment in full at maturity                                        3,796,810     56,295,281

$20,000,000 line at December 31, 1999 for financing
developers receivables and acquisition/development loans;
collateralized by resort properties including unsold
timeshares, pledged timeshare receivables and acquisition
and development loans; interest at prime plus1/2% per
annum; paid with proceeds of developers' timeshare sales
with final payment at maturity                                                 --      5,139,610
                                                                     ------------   ------------
                                                          Subtotal   $ 57,975,241   $135,808,961

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE H--NOTES PAYABLE AND SUBSEQUENT FINANCING--Continued

                                                                                    December 31,
                                                                                 1998           1999
                                                                             ------------   ------------
Balances forward                                                             $ 57,975,241   $135,808,961

Loan to acquire Peppertree Resorts Ltd.; collateralized by stock of businesses acquired and unencumbered assets of the Company; interest at
LIBOR plus 3% per annum; due on August 17, 2000 with options to extend                 --     16,579,050

Term notes payable;  collateralized by real estate mortgages or timeshare notes receivable; interest at fixed and variable rates; periodic payments due per agreements including payments from pledged receivables, with final
payments at maturity; includes revolving facilities in repayment phase         48,445,987    106,160,733

Notes payable to banks and others in monthly installments through 2006;
interest ranging from1/2% to 4% per annum                                      23,252,749     19,936,187

Amounts due related parties                                                     3,443,008      7,574,265

Demand notes                                                                           --      2,551,360

Capital lease obligations on equipment with a cost of
$1,771,068 and accumulated amortization of $1,252,185                                  --        747,217
                                                                             ------------   ------------

                                                                             $133,116,985   $289,357,773
                                                                             ============   ============

$75,000,000 Receivables Financing Facility, Refinanced January 31, 2000: This credit facility with a bank bears interest at a floating rate (7.723% at December 31, 1999). The revolving credit period ended in November 1999 with full payment due in November 2000. On January 31, 2000 the Company replaced this facility with a $150 million facility from another bank. The term of the new facility is 5 years at which time all outstanding loans shall mature and be paid in full. Financing is through a special purpose entity wholly owned by the Company which purchases receivables from the Company for use as pledged collateral to the bank loans. As such, any purchased receivables will not be deemed to be available to pay other Company creditors. Interest under the agreement is to be at the lender's commercial paper rate plus 1.35%.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

1/2% to 4% Collateralized Notes Payable: The Company obtained financing at favorable interest rates from banks and others who were creditors of affiliates which had filed for bankruptcy protection (see Note J). The loans are collateralized with timeshare receivables. The bankruptcy Trustee arranged this financing and borrowed part of the proceeds from the Company in order to settle the bankrupts' obligations with those creditors. As consideration for the financing, the Company pays a fee to the bankrupt estate based on an annual rate of approximately 3% of the unpaid principal balance of the loans. The Company is recognizing this fee as expense over the various loan terms. At December 31, 1998 and 1999 the unpaid fee amounted to $3,443,008 and $3,441,267, respectively, which is included in amounts due related parties above. The fee is payable over the loan terms beginning after loans receivable from the estate have been paid.

Covenants: Several of the facilities and other loans contain both specific and general covenants including maintenance of collateralization and default rates with respect to pledged receivables, tangible and overall net worth requirements and debt to capital and interest coverage rates.

Subsequent maturities of notes payable for the years ending December 31, are:
2000--$176,530,382; 2001--$40,005,018; 2002--$25,928,702; 2003--$15,944,902;
2004--$9,880,964 and thereafter $21,067,805.

NOTE I--INCOME TAXES

The consolidated provisions for income taxes included in the accompanying statements of income consist of the following for the years ended December 31, 1997, 1998 and 1999:

                                          1997            1998           1999
                                      -----------     -----------    -----------
Current provision:
  Federal                             $    72,000     $ 1,650,000    $ 3,000,000
  State                                   438,000         710,000        777,000
                                      -----------     -----------    -----------
                                          510,000       2,360,000      3,777,000

Deferred provision (credit):
  Federal                                (280,000)        830,000      1,700,000
  Foreign                                      --              --        500,000
  State                                   (37,000)         80,000        523,000
                                      -----------     -----------    -----------
                                         (317,000)        910,000      2,723,000
                                      -----------     -----------    -----------

                                      $   193,000     $ 3,270,000    $ 6,500,000
                                      ===========     ===========    ===========

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE I--INCOME TAXES--Continued

The provisions for income taxes are less than amounts computed by applying the statutory rate (34%) to income before income taxes for the following reasons:

                                              Year ended December 31,
                                     -------------------------------------------
                                        1997            1998            1999
                                     -----------     -----------     -----------
Income taxes at statutory
  rates                              $ 1,164,000     $ 2,895,000     $ 5,200,000
State income taxes, net of
  federal income tax benefit             264,000         521,000         924,000
Goodwill amortization                         --              --         271,000
Reduction of valuation
  allowance                           (1,307,000)       (233,000)             --
Alternative minimum tax                   72,000              --
Other items                                   --          87,000         105,000
                                     -----------     -----------     -----------

Provision for income taxes           $   193,000     $ 3,270,000     $ 6,500,000
                                     ===========     ===========     ===========

The Company had valuation allowances in prior years for net operating loss carryforwards because there was no assurance that the Company would generate sufficient taxable earnings to benefit from using unrestricted loss carryforwards before they expired. The reductions of the valuation allowance in 1997 and 1998 reflect the use of the loss carryforwards.

Net deferred tax liabilities included in the accompanying balance sheets result from the following:

                                                          December 31,
                                                        1998          1999
                                                    -----------   -----------
Deferred tax assets:
  Allowance for doubtful receivables                $ 1,290,594   $ 3,169,000
  Net operating loss carryforwards                           --     7,402,000
  Alternative minimum tax credit carryovers                  --     2,377,000
  Other                                                  86,233       491,000
                                                    -----------   -----------
                                                      1,376,827    13,439,000
Deferred tax liabilities:
  Installment sale receivables                        3,589,160    26,614,000
  Timeshare inventories, primarily book cost
    in excess of tax cost                                    --     3,511,000
  State income taxes, net of federal benefit            225,508     1,863,000
  Other                                                 130,624       986,794
                                                    -----------   -----------
                                                      3,945,292    32,974,794
                                                    -----------   -----------

                                                    $ 2,568,465   $19,535,794
                                                    ===========   ===========

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE I--INCOME TAXES--Continued

The net deferred tax liability of $19,535,794 at December 31, 1999 includes a deferred tax liability of $3,474,485 relating to the U.S. Virgin Islands.

As further described in Note Q, Equivest purchased several businesses in 1998 and 1999. In connection with those purchases the Company acquired certain deferred tax assets and assumed certain deferred tax liabilities. The net deferred tax liabilities assumed amounted to $2,800,000 in 1998 and $14,244,000 in 1999.

The Company has tax net operating loss carryforwards at December 31, 1999 of approximately $17,600,000 (federal), $3,800,000 (U.S. Virgin Islands), and $7,400,000 (various state jurisdictions). The Company acquired these carryforwards in connection with the 1999 business purchases. They are available to reduce future taxable income in those amounts for the respective tax jurisdictions. The federal carryforwards expire in the year 2016; the U.S. Virgin Islands carryforwards expire in the year 2010; and the state carryforwards expire in various years through 2019. The Company's alternative minimum tax credit carryforwards are also available to reduce future federal income tax in the amount of the credit and they have no expiration date. The operating losses and credits arise because gross profits on timeshare interval sales have been deferred for tax reporting purposes at the election of the taxpayer.

As described in Note Q, Equivest acquired Eastern Resorts as of August 28, 1998. Prior to that time Eastern Resorts was a Subchapter S corporation which classification ended as a result of the merger. As part of the purchase accounting Equivest recorded a $2,800,000 deferred tax liability to reflect the difference between the tax basis and book basis of acquired installment receivables.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE J--CONTINGENCIES AND COMMITMENTS

Since March 1996, the Company's majority owners (BFG and BMDC) and several other affiliates have been in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Those companies are currently being managed for the benefit of their creditors by the Court appointed bankruptcy Trustee. As a result of the bankruptcies and investor fraud at those companies various legal suits have been ongoing. Two state class action claims initiated in 1996 against BFG and affiliates also name the Company. The plaintiffs in a federal class action previously agreed to discharge similar claims against the Company. Counsel is in process of moving for dismissal of one state claim as a result of the Federal discharge. With respect to the other state action, there has been no activity to date. The ultimate impact of these events on the Company's business and operations is not presently determinable.

The Company is a defendant in a legal action filed by a former Company officer and director against the Company and other parties. The suit contains numerous allegations and claims including compensatory damages in excess of $1,000,000, interest and costs. The claims against the Company have been dismissed; however, the dismissal is on appeal. Also, another defendant has filed a cross-claim against the Company for indemnification by the Company. The Company believes that it has meritorious defenses to the allegations and intends to defend against these actions vigorously.

In its purchase of resort properties in March 1999 the Company recorded certain liabilities which it agreed to assume from the seller in the amount of $5.975 million. The amounts represent part of amounts payable by the seller to former owners of three of the properties acquired. Prior to the purchase or as a result of the purchase, the former owners brought suit against the seller and/or the Company for payment of amounts due them, breach of contract, interference by the Company in contractual relations, and misapplication of funds. Counterclaims have been made by the sellers. The suits are in the early discovery stage and no assessment of the potential outcomes can be made at this time.

The Company is also involved with several other suits brought by (1) former employees alleging wrongful discharge and discrimination and (2) individuals using the resort facilities who allege personal assault, injury, or loss of property while on resort premises. In each case it is too early to assess the likelihood of success by the plaintiff and amount of loss, if any. The Company assumed substantially all of these claims with the business purchased in March 1999.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE J--CONTINGENCIES AND COMMITMENTS--Continued

With respect to the suits assumed or resulting from the March 1999 purchase as described in the preceding two paragraphs, the Company has an accrued liability of $745,000 at December 31, 1999 for defense and damage costs, if any. Management estimated this amount as part of its purchase price determinations; however, any future changes in this amount resulting from the development of these matters will be reflected as a charge or credit to income.

The Company has employment agreements with three of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances including change of control, as defined. The Company's minimum payment obligation under the severance provisions of these agreements was approximately $1,394,000 at December 31, 1999.

The Company has management agreements with homeowners' associations at several of its timeshare resorts. Under these agreements the Company is required to provide administrative, accounting, maintenance, security, utilities and professional services; maintain insurance coverage; and pay real estate and personal property taxes. In exchange for these services the Company is reimbursed for costs incurred and receives a management fee for the services provided. These contracts expire at various dates through December 2002.

At December 31, 1999 the Company had several timeshare units under construction with remaining contracted costs to complete of $6,095,000.

NOTE K--STOCKHOLDERS' EQUITY

Preferred Stock and Cumulative Redeemable Preferred Stock Series 2 Class A: The Company has authorized 1,000,000 shares of Preferred Stock with a $3 par value and has authorized 15,000 shares of this amount as Series 2 Class A Preferred Stock. The 10,000 shares of Series 2 Class A Preferred Stock outstanding is held by BFG. BFG is entitled to the number of votes which equals 20% of the total number of voting shares of the Company's stock. In the event of liquidation, these shares have a liquidation value of $1,000 per share ($10,000,000 in total) plus all accrued and unpaid dividends. The Company may, at its option any time after February 16, 2003, redeem this stock in whole or in part at its liquidation value plus accrued and unpaid dividends. Dividends on this issue are cumulative and payable quarterly when declared by the Company at the rate of $60 per annum per share.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE K--STOCKHOLDERS' EQUITY--Continued

Preferred Stock and Cumulative Redeemable Preferred Stock Series 2 Class A--Continued: In 1998, the Company paid cumulative dividends of $454,333 by issuing 76,254 shares of its Common Stock to BFG. At December 31, 1999, the cumulative undeclared and unpaid dividends amount to $900,000.

Common Stock: At the annual meeting held on December 8, 1998, the stockholders approved an amendment to the Certificate of Incorporation reducing the par value of the Common Stock from $.05 per share to $.01 per share.

NOTE L--FAIR VALUES OF FINANCIAL INSTRUMENTS

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

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE L--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Cash and Restricted Cash: The carrying amounts reported in the balance sheets are their estimated fair values since the amounts are payable on demand.

Accounts and Notes Receivable and Investment in Real Estate Joint Venture: The estimated fair value of accounts and notes receivable was developed using estimated cash flows and maturities based upon contractual interest rates and historical experience and discounting those cash flows using current market interest rates. The estimated fair value of the real estate joint venture is based on estimated collateral value which approximates its carrying amount. The Company's carrying amount and fair value of these amounts are summarized as follows:

                                             December 31,
                                        1998                1999
                                    ------------        -------------
Carrying amount                     $143,958,190        $ 244,019,528

Fair Value                          $146,099,036        $ 244,476,889

The carrying value of the Company's commitments to lend as disclosed in Note B approximates their fair value. The carrying amount of the promissory note receivable outstanding at December 31, 1999 is its estimated fair value based on current market rates.

It was not practicable to estimate the fair values of the notes receivable--related party because of the nature of the indebtedness and resultant excessive cost to estimate their fair values.

Notes Payable: The fair value of notes payable were estimated using rates available to the Company at December 31, 1998 and 1999 for similar debt and remaining maturities. The carrying amount and fair value of notes payable were summarized as follows:

                                                       December 31,
                                                 1998                  1999
                                              ------------          ------------
Carrying amount                               $133,116,985          $289,357,773

Fair Value                                    $130,053,594          $285,959,099

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE M--STOCK OPTIONS, GRANTS, AND WARRANTS

Stock Options: At December 31, 1999, the Company has a stock-based compensation plan which is described in greater detail below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plan. Using these criteria, no compensation cost has been recognized for the stock option portion of the plan. Had compensation cost been determined for the Company's stock option portion of the plan, based on the fair value at the grant dates for awards under the plan consistent with the alternative method set forth under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    Year ended
                                                   December 31,

                                       1997            1998            1999
                                   -------------   -------------   -------------
Net income:
  As reported                     $    3,231,423  $    5,243,952  $    8,696,073
  Pro forma                            3,213,423       5,058,680       8,557,265
Net income per common share:
  As reported--basic                         .22             .20             .31
  Pro forma--basic                           .21             .19             .31
  As reported--diluted                       .15             .20             .31
  Pro forma--diluted                         .15             .19             .30
Weighted average fair value of
  options granted under the 1997
  Incentive Long-Term Plan                   .68             .67             .81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999:

                                               1997          1998          1999
                                             -------       -------       -------
Dividend yield                                    0%            0%            0%
Expected volatility                            2.96%         0.90%         0.79%
Risk free interest rates                       6.26%         3.92%         5.81%
Expected life                                4 years       4 years       4 years

1997 Long-Term Incentive Plan: Under the Plan, non qualified and incentive stock options may be granted to employees and directors as detailed in the Plan. The exercise price for the options shall be determined by the compensation committee of the Board of Directors. At December 31, 1999 the maximum number of shares of Common Stock which may be issued under the 1997 Plan is 3,500,000. The term of the Plan is ten years; however, the Board of Directors may discontinue the plan at its discretion.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE M--STOCK OPTIONS, GRANTS, AND WARRANTS--Continued

The following table summarizes information concerning outstanding and exercisable options:

                                              Shares                       Weighted average price
                                                                                per share
                                  1997         1998         1999         1997       1998       1999
                               ----------   ----------   ----------    --------   --------   --------
Outstanding at  beginning
  of year                              --      858,100    1,024,400
Granted                           858,100      166,300      466,050    $   3.28   $   4.31   $   5.50
Exercised                              --           --           --          --         --         --
Forfeited                              --           --      (33,500)         --         --       5.04
                                  -------    ---------    ---------

Outstanding at end of year        858,100    1,024,400    1,456,950        3.28       3.45       4.07
                                  =======    =========    =========

Exercisable at end of year             --      308,275      643,500

Reserved for future issuance      741,900    2,475,600    2,043,050

The following table summarizes information concerning outstanding stock options as of December 31, 1999:

                     Outstanding                                           Exercisable
-------------------------------------------------------------      ----------------------------
                                  Weighted
                                  average            Weighted         Number           Weighted
                 Number          remaining            average         Number            average
 Exercis        of shares       contractual          exercise        of shares         exercise
  prices       outstanding     life in years           price        exercisable           price
 -------       -----------     -------------         --------       -----------        --------
$  1.00          375,000            2.4              $  1.00          375,000           $ 1.00
   5.05          458,100            8.0                 5.05          229,050             5.05
   4.31          157,800            8.8                 4.31           39,450             4.31
   5.50          466,050            9.8                 5.50               --               --

An August 24,1998 employment agreement with an officer provides for annual option grants if the Company reaches certain pretax income as defined in the agreement. The agreement has a five-year term with successive one-year renewals at the election of the parties as set forth in the agreement. It provides for the issuance of options covering (1) 30,000 common shares if the Company reaches at least 100%, but less than 125%, of the pretax income target, and (2) 60,000 common shares if the Company reaches 125% of the target, for any fiscal year under the agreement. Options granted will have an exercise price of the fair market value of the common shares on the date of grant and will expire ten years from the date granted. They will vest at a rate of 20% per year. There were no options granted under this agreement during 1998 or 1999.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE M--STOCK OPTIONS, GRANTS, AND WARRANTS--Continued

In December 1998, the Company and its chief executive officer reached agreement on his employment terms which will be effective on the date of the proposed sale of common shares described in Note P. The terms are subject to (1) entering into a written contract prior to the proposed sale and (2) the sale of the common shares now held by the bankrupt Estate (BFG and BMDC). The terms include a stock option grant, on the date of the offering, for the purchase of 1,000,000 common shares at an exercise price equal to the share price of the offering. Additionally, the terms provide for a grant of either 125,000 or 250,000 restricted common shares provided that certain stock appreciation targets are met during each of the first and second twelve month periods after the offering.

Common Stock Warrants: In November 1997, the Company issued warrants to purchase 250,000 shares of Common Stock to a bank in connection with a credit facility. The warrants may be exercised at any time prior to November 2002, in whole or in part and in any order, by purchasing 125,000 shares at $3.50 per share and 125,000 shares at $4.00 per share. Neither of these warrants were exercised in 1998 or 1999.

In August 1998 the Company issued a warrant to purchase 180,000 shares of Common Stock to a bank in connection with the financing of the 1998 business acquisition described in Note Q. The warrant may be exercised at any time prior to July 18, 2003, in whole or in part, and in any order at an exercise price of $8.00 per share. This warrant was outstanding at December 31, 1998 and 1999.

On March 30, 1999 the Company issued a warrant to purchase 250,000 shares of Common Stock to an individual in connection with the 1999 purchase described in Note Q. The warrant can be exercised any time prior to March 30, 2002 at an exercise price of $9.00 per share. The warrant contains a mandatory exercise provision once the market value of the Common Stock equals or exceeds $12.00. The warrant remains outstanding at December 31, 1999.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE N--EARNINGS PER COMMON SHARE

Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                   Income          Shares        Per-Share
                                                                 (Numerator)    (Denominator)      Amount
                                                                ------------     -----------     ---------
For the Year Ended December 31, 1997:
  Net Income                                                    $ 3,231,423
  Less: preferred stock dividends                                  (731,218)
                                                                -----------

  Basic earnings per share:
    Income available to common stockholders                       2,500,205       11,582,587     $     .22
                                                                                                 =========

   Effect of dilutive securities:
    Cumulative Convertible--Series 2 Preferred
      Stock                                                         127,500        6,226,027
    12.5% Redeemable Convertible Preferred
      Stock                                                           3,718           27,861
    Warrants                                                            --             9,154
    Stock options                                                       --            68,273
                                                                -----------      -----------

  Diluted earnings per share:
    Income available to common stockholders
      plus assumed conversions                                  $ 2,631,423       17,913,902     $     .15
                                                                ===========      ===========     =========

                                                                   Income          Shares        Per-Share
                                                                 (Numerator)    (Denominator)      Amount
                                                                ------------     -----------     ---------
For the Year Ended December 31, 1998:
  Net Income                                                    $ 5,243,952
  Less: preferred stock dividends                                  (600,454)
                                                                -----------

  Basic earnings per share:
    Income available to common stockholders                       4,643,498       23,010,104     $     .20
                                                                                                 =========

  Effect of dilutive securities:
    12.5% Redeemable Convertible Preferred
      Stock                                                             454            3,359
    Warrants                                                             --           82,049
    Stock options                                                        --          355,731
                                                                -----------      -----------

  Diluted earnings per share:
    Income available to common stockholders
      plus assumed conversions                                  $ 4,643,952       23,451,243     $     .20
                                                                ===========      ===========     =========

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE N--EARNINGS PER COMMON SHARE--Continued

                                                                   Income          Shares        Per-Share
                                                                 (Numerator)    (Denominator)      Amount
                                                                ------------     -----------     ---------
For the Year Ended December 31, 1999:
  Net Income                                                    $ 8,696,073
  Less: preferred stock dividends                                  (600,000)
                                                                -----------

  Basic earnings per share:
    Income available to common stockholders                       8,096,073       25,858,352     $     .31
                                                                                                 =========

  Effect of dilutive securities:
    Warrants                                                             --           88,077
    Stock options                                                        --          416,711
                                                                -----------      -----------

  Diluted earnings per share:
    Income available to common stock-
      holders plus assumed conversions                          $ 8,096,073       26,363,140     $     .31
                                                                ===========       ==========     =========

The Company granted options to purchase 483,100 shares of Common Stock at $5.05 per share during the year ended December 31, 1997. These options were not included in computing the 1997 diluted per share data because to do so would have resulted in increasing the earnings per share data as compared to the amounts reported for the basic per share data.

The Company has issued warrants to purchase 180,000 and 250,000 shares of Common Stock during the years ended December 31, 1998 and 1999, respectively. Exercise prices are $8.00 and $9.00 for the respective warrant. These warrants were not included in computing the diluted per share data because to do so would have resulted in increasing earnings per share data as compared to the amounts reported for the basic per share data.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE O--SUPPLEMENTAL CASH FLOWS INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for noncash transactions during the years ended December 31, 1997, 1998 and 1999:

                                                1997          1998          1999
                                             -----------   -----------   -----------
Interest paid                                $ 6,779,790   $ 7,381,529   $13,633,034

Income taxes paid                                338,000       537,000     4,192,277

Noncash transactions:
  Conversion of related party debt to
    Common Stock                              24,970,079       360,743            --
  Common Stock issued as part of
    business purchases                                --    15,360,000    13,160,000
  Change in par value of Common Stock from
    $.05 to .01                                       --     1,007,945            --
  Payment of dividends on Series 2
    Preferred Stock with shares of
    Common Stock                               1,096,500       454,333            --
  Issuance of Common Stock warrants in
    consideration of credit agreement            289,666            --            --
  Conversion of Preferred Stock to
    Common Stock                                   9,000        21,930            --

NOTE P--PROPOSED SALE OF COMMON STOCK

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

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE Q--PURCHASES OF BUSINESSES

During 1998 and 1999 the Company acquired three time share Resort development businesses. The transactions were accounted for as purchases and, accordingly, the operating results and cash flows of the acquired businesses have been included in the Company's consolidated financial statements since the respective acquisition dates. Set forth below are certain unaudited pro forma amounts which assume the acquisitions occurred as of the beginning of the year and the preceding year. These amounts reflect the actual results of operations of the Company and the acquired business(es) after the elimination of revenues and costs and expenses between the Company and the acquired business(es). They also include the effects of the purchase price and acquisition indebtedness on cost of timeshare intervals sales, goodwill amortization, interest and bad debt expense. The pro forma amounts do not represent the results that would have occurred if the acquisitions had actually taken place on the assumed acquisition dates, nor are they indicative of the results of future consolidated operations.

1998 Purchase: On August 28, 1998 Equivest acquired Eastern Resorts Corporation (Eastern) which is a developer and operator of seven timeshare resorts in the New England area. Eastern is the Company's first timeshare resort development business. The purchase price amounted to $57.6 million including cash and acquisition costs of $16.4 million, assumption of liabilities of $25.8 million, and 3.2 million shares of Equivest Common Stock. The purchase price exceeded the fair value of net assets acquired by approximately $27.5 million which was recorded as goodwill.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1998 assumes the Eastern acquisition occurred as of January 1, 1997 and 1998, respectively (in thousands):

                                                     1997            1998
                                                  --------         --------
    Net revenue                                   $ 34,685         $ 46,466
    Net income                                       3,190            5,764
    Earnings per share:
    Basic                                         $    .17         $    .21
                                                  ========         ========
    Diluted                                       $    .12         $    .20
                                                  ========         ========

1999 Purchases: On March 26, 1999, the Company acquired seven timeshare resort properties located in the Eastern United States and St. Thomas, U.S.V.I. The purchase price amounted to $78.9 million including cash and acquisition costs of $2.9 million, and assumption of liabilities of $76.0 million. The purchase price was not in excess of the fair value of net assets acquired.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE Q--PURCHASES OF BUSINESSES--Continued

On November 17, 1999 the Company acquired 15 timeshare resort properties located primarily in the Eastern United States. The purchase price amounted to $124.5 million including cash and acquisition costs of $16.1 million, assumption of liabilities of $94.5 million and 2.9 million shares of Equivest Common Stock. The cash and shares of stock were reduced by certain escrows and holdbacks for contingencies totaling $2.9 million. The purchase price exceeded the fair value of net assets acquired by approximately $14.9 million which was recorded as goodwill. Additionally, the consideration included $940,000 for the sellers' noncompete agreement.

The agreement also provided for the Company to purchase by December 31, 1999 a 275 room Holiday Inn property and adjacent 90 acres of land for $4 million if the parties obtained Holiday Inn's consent. This provision has been extended until March 31, 2000.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 assumes the 1999 purchases occurred as of January 1, 1998 and 1999, respectively (in thousands):

                                                   1998                 1999
                                                -----------          -----------
Net revenue                                     $   124,900          $   164,242
Net income                                            3,808                9,214
Earnings per share:
Basic                                           $       .12          $       .30
                                                ===========          ===========
Diluted                                         $       .12          $       .30
                                                ===========          ===========

NOTE R--SEGMENT INFORMATION

As a result of the acquisitions in 1998 and 1999, the Company has two reportable segments which are strategic business units that offer different products and services within the timeshare resort industry. Each segment is managed separately because each business requires different business strategies. The resort development segment acquires, develops and operates resort properties and markets and sells timeshare intervals. Through its financing operations, the Company provides financing to its own resort properties and independent resorts which includes consumer lending for timeshare intervals, hypothecation loans to resort developers and resort acquisition and development loans.

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

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE R--SEGMENT INFORMATION--Continued

Financial information with respect to each reportable segment for 1998 and 1999 follows (including the Resort Development segment from August 28, 1998) (in thousands):

                                                     Resort
                              Financing            Development             Total
                         -------------------   -------------------   -------------------
                           1998       1999       1998       1999       1998       1999
                         --------   --------   --------   --------   --------   --------
Revenues:
  External               $ 21,396   $ 27,461   $  8,241   $ 66,919   $ 29,637   $ 94,380
  Intersegment                216      1,018         --         --        216      1,018

Interest expense            7,204      9,875        248      4,097      7,452     13,972

Depreciation and
  amortization              1,488      1,468        290      1,436      1,778      2,904

Segment profit              8,057     10,820      1,352      5,897      9,409     16,717

Segment assets            167,533    278,693     42,739    162,462    210,272    441,155

Expenditures for
  segment assets               53        269         23      1,164         76      1,433

Other non-cash:
  Provision for
  doubtful receivables        791      2,192         --         --        791      2,192

The following is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in thousands):

                                                          1998           1999
                                                        --------       --------
Revenue
  Total revenue of reportable segments                  $ 29,853       $ 95,398
  Intersegment revenue                                      (216)        (1,018)
                                                        --------       --------

     Consolidated revenue                               $ 29,637         94,380
                                                        ========       ========

Profit
  Total profit of reportable segments                   $  9,409         16,717
  Unallocated corporate expenses                            (895)        (1,521)
                                                        --------       --------

    Consolidated income before provision
     for income taxes                                   $  8,514       $ 15,196
                                                        ========       ========

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE R--SEGMENT INFORMATION--Continued

                                                                 December 31,
                                                              1998         1999
                                                            ---------    ---------
Assets
  Total assets of reportable segments                       $ 210,272    $ 441,155
  Segment accounts receivable eliminated in consolidation     (14,868)     (26,538)
  Other unallocated amounts                                     1,980        2,369
                                                            ---------    ---------

  Total Assets                                              $ 197,384    $ 416,986
                                                            =========    =========

Reconciliation of Other Significant Items

                                     Reportable   Reconciling    Consolidated
                                     Segments        Items         Amounts
                                    -----------   -----------    ------------
Year ended December 31, 1998:

  Interest expense                  $ 7,452,384   $     5,234    $ 7,457,618

  Depreciation and amortization       1,777,910       419,487      2,194,397

Year ended December 31, 1999:

  Interest expense                  $13,971,698   $  (586,232)   $13,389,034

  Depreciation and amortization       2,904,091       637,423      3,512,190

  Expenditures for assets             1,433,105        26,157      1,459,262

The reconciling items represent unallocated corporate expenses and intersegment charges eliminated in consolidation.

Substantially all of the Company's revenue is derived from operations within the continental United States. However in 1999 the Company's U.S. Virgin Islands operations accounted for $14,691,661 and $1,156,792 of revenues and income before provision for income taxes, respectively, and $3,786,328 in long-lived assets and $19,527,892 of timeshare inventory as of December 31, 1999.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE S--EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution profit sharing and 401(k) plans covering substantially all employees. These plans permit employee contributions up to 15% of compensation subject to statutory limitations. The Company makes matching contributions which are subject to maximum percentages of the employee's contribution and pay. It may also make discretionary contributions. Matching contributions amounted to $44,595 in 1997, $41,311 in 1998, and $85,081 in 1999. There were no discretionary contributions in those years.