Form 10-Q
period 2000-03-31
EQUIVEST FINANCE INC
filed 2000-05-15
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

Commission File Number: 0-18201
                       --------

                             EQUIVEST FINANCE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              59-2346270
--------                                                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
Incorporation or organization)

100 Northfield Street, Greenwich, Connecticut                              06830
---------------------------------------------                              -----
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:  (203) 618-0065

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

As of March 31, 2000, 28,089,722 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes     No X
                                                  ----   ---

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I      FINANCIAL INFORMATION
------

Item 1.     Financial Statements

            Consolidated Condensed Financial Information:
               Consolidated Condensed Balance Sheets - March 31, 2000
               (unaudited) and December 31, 1999                               3
            Unaudited Consolidated Condensed Statements of Income -
               Three Months Ended March 31, 2000 and 1999                      4
            Unaudited Consolidated Statement of Equity Accounts                5
            Unaudited Consolidated Condensed Statements of Cash Flow -
               Three Months Ended March 31, 2000 and 1999                      6
            Notes to Consolidated Condensed Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial                 12
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        18

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 19

Item 2.     Changes in Securities and Use of Proceeds                         19

Item 3.     Defaults Upon Senior Securities                                   19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 5.     Other Information                                                 19

Item 6.     Exhibits and Reports on Form 8-K                                  20


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      March 31,      December 31,
                                                                                        2000             1999
                                                                                    ------------     ------------
                                                                                      Unaudited
ASSETS
  Cash and cash equivalents                                                         $  2,066,228     $  8,010,888
  Receivables, net                                                                   252,476,625      247,081,791
  Investment in real estate joint venture                                              4,415,780        4,415,780
  Inventory                                                                           87,658,058       87,925,117
  Property and equipment, net                                                         17,827,512       18,122,843
  Goodwill, net                                                                       41,048,681       41,374,002
  Other assets                                                                        20,035,724       10,055,233
                                                                                    ------------     ------------
                                                                TOTAL ASSETS        $425,528,608     $416,985,654
                                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                                  $  9,485,431     $  6,288,195
  Accrued expenses and other liabilities                                              23,910,260       20,832,657
  Taxes payable                                                                          748,052        5,608,907
  Deferred taxes                                                                      19,725,980       19,535,794
  Notes payable                                                                      293,630,283      289,357,773
                                                                                    ------------     ------------
                                                           TOTAL LIABILITIES         347,500,006      341,623,326

SUBSEQUENT EVENT, CONTINGENCIES
  AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Cumulative Redeemable Preferred Stock--Series 2 Class A, $3 par value; 15,000
    shares authorized, 10,000 shares outstanding; $10,000,000 liquidation value           30,000           30,000
  Common Stock, $.01 par value; 50,000,000
     shares authorized; 28,089,722  shares outstanding                                   280,897          280,897
  Additional paid in capital                                                          62,246,553       62,246,553
  Retained earnings                                                                   15,471,152       12,804,878
                                                                                    ------------     ------------
                                                 TOTAL STOCKHOLDERS' EQUITY           78,028,602       75,362,328
                                                                                    ------------     ------------
                                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $425,528,608     $416,985,654
                                                                                    ============     ============

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2000             1999
                                             -----------     -----------
REVENUE

    Timeshare interval sales                 $22,404,641     $ 4,932,236
    Interest                                   9,365,057       5,521,093
    Resort operations                          5,809,836       1,019,504
    Other income                                 584,960         290,240
                                             -----------     -----------
                                              38,164,494      11,763,073
                                             -----------     -----------

COSTS AND EXPENSES

    Interest                                   6,049,003       2,221,176
    Cost of timeshare intervals sold           5,417,880       1,174,328
    Sales and marketing                       11,175,693       2,117,720
    Resort management                          4,002,705         882,661
    Depreciation and amortization              1,153,564         747,641
    Provision for doubtful receivables         1,782,756         434,820
    General and administrative                 3,966,619       1,396,042
                                             -----------     -----------
                                              33,548,220       8,974,388
                                             -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES       4,616,274       2,788,685

PROVISION FOR INCOME TAXES                     1,950,000       1,200,000
                                             -----------     -----------
NET INCOME                                   $ 2,666,274     $ 1,588,685
                                             ===========     ===========

Basic earnings per common share              $      0.09     $      0.06
                                             ===========     ===========
Diluted earnings per common share            $      0.09     $      0.06
                                             ===========     ===========

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EQUITY ACCOUNTS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2000


                                                     Redeemable
                                                      Preferred                                          Additional
                                                    Stock-Series 2         Common         Stock            Paid in       Retained
                                       Total           Class A             Shares         Amount           Capital       Earnings
                                    -----------     --------------       ----------    -----------       -----------    -----------
Balances at December 31, 1999       $75,362,328         $ 30,000         28,089,722      $ 280,897       $62,246,553    $12,804,878

Net Income                            2,666,274                                                                           2,666,274
                                    -----------         --------         ----------      ---------       -----------    -----------

Balances at March 31, 2000          $78,028,602         $ 30,000         28,089,722      $ 280,897       $62,246,553    $15,471,152
                                    ===========         ========         ==========      =========       ===========    ===========

     See Accompanying Notes to Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------     -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                       $  2,666,274     $  1,588,685
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
     Amortization and depreciation                                     1,153,564          747,641
     Provision for doubtful receivables                                1,782,756          434,820
     Changes in assets and liabilities, net of
       Effects from purchase of KGI (1999)
         Other assets                                                   (386,354)        (543,626)
         Inventory                                                      (267,059)        (195,187)
         Accounts payable and accrued expenses                         6,275,056          521,074
         Income taxes payable                                         (4,670,669)        (670,250)
                                                                    ------------     ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                    6,553,568        1,883,167

CASH FLOWS USED IN INVESTING ACTIVITIES

   Increase in receivables, net                                       (7,177,590)      (4,727,996)
   Sale (purchase) of equipment                                              -0-           (1,103)
   Investment in joint venture                                               -0-         (727,658)
   Partial payment on purchase of KGI, net of cash acquired of
   $762,706                                                                  -0-         (763,324)
                                                                    ------------     ------------
                         NET CASH (USED IN) INVESTING ACTIVITIES      (7,177,590)      (6,220,081)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
   Repayments on loans receivable - related party                            -0-          315,566
   Proceeds from notes payable                                        90,396,127       19,908,995
   Payments on notes payable                                         (86,087,695)     (14,619,786)
   Restricted cash                                                    (9,593,148)         221,331
   Payments on non-recourse notes payable                                (35,922)        (571,729)
                                                                    ------------     ------------
             NET CASH (USED IN) PROVIDED BY FINANCING               $ (5,320,638)    $  5,254,377
                                           ACTIVITIES
                                                                    ------------     ------------
                          INCREASE (DECREASE) IN CASH               $ (5,944,660)         917,463
                                                                    ------------     ------------

Cash at beginning of period                                            8,010,888        3,486,720
                                                                    ------------     ------------
                                CASH AT END OF PERIOD               $  2,066,228     $  4,404,183
Supplemental Cash Flow Information:
     Interest paid                                                  $  6,042,885     $  1,899,555
                                                                    ============     ============
     Income taxes paid                                              $  2,531,951     $  1,870,250
                                                                    ============     ============

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                             EQUIVEST FINANCE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.    Basis of Presentation

      The accompanying consolidated condensed interim financial statements as of March 31, 2000 and for the three-month period ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1999.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc. (inactive), Resort Funding, Inc. and its subsidiary, BFICP Corporation (collectively, "Resort Funding"), EFI Funding Company, Inc., EFI Development Funding, Inc., Eastern Resorts Corporation and its subsidiaries , Eastern Resorts Company, LLC and Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts") ; Bluebeard's Castle, Inc., Castle Acquisition, Inc., Avenue Plaza LLC, Ocean City Coconut Malorie Resort, Inc., St. Augustine Resort Development Group, Inc. and EFI D.C. Acquisition, Inc. (all of which were acquired or created in connection with the acquisition by the Company of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from Kosmas Group International, Inc. (KGI) in March 1999) ; and Peppertree Resorts Ltd., and its subsidiaries, Peppertree Resort Villas, Inc., Peppertree Resorts Vacation Club, Inc., Peppertree Resorts Management, Inc. and Peppertree Realty, Inc. (all of which were acquired in connection with the acquisition by the Company of fifteen timeshare vacation resorts, management contracts and consumer notes receivable from Peppertree Resorts, Ltd. ( Peppertree Resorts) in November
1999) . All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Inventory and Cost of Timeshare Intervals Sold

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

      Property and Equipment

      Property and equipment (including equipment under capital lease) net of accumulated depreciation, are stated at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which have been estimated as follows:

            Buildings and improvements       5-40 years
            Furniture and equipment           3-7 years

      Earnings Per Share

      Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computation follows:

                      For the Quarter Ended March 31, 2000
                      ------------------------------------

                                                     Income            Shares    Per-Share
                                                (Numerator)     (Denominator)       Amount
                                                -----------     -------------    ---------
Net Income                                     $ 2,666,274
Less: Preferred Stock dividends                   (150,000)
                                               -----------

Basic earnings per share:
  Income available to common stockholders        2,516,274        28,089,722       $   .09
                                                                                   =======

Effect of dilutive securities:
  Warrants                                                            16,123
  Stock options                                                      281,449
                                               -----------        ----------
Diluted earnings per share:
  Income available to common stockholders
    plus assumed conversions                   $ 2,516,274        28,387,294       $   .09
                                               ===========        ==========       =======

                      For the Quarter Ended March 31, 1999
                      ------------------------------------


                                                    Income            Shares     Per-Share
                                               (Numerator)     (Denominator)        Amount
                                               -----------     -------------     ---------
    Net Income                                  $1,588,685
    Less: Preferred Stock dividends               (150,000)
                                               -----------

    Basic earnings per share:
      Income available to common stockholders    1,438,685        25,203,795       $   .06
                                                                                   =======

    Effect of dilutive securities:
      Warrants                                                        99,538
      Stock options                                                  464,476
                                               -----------       -----------

    Diluted earnings per share:
      Income available to common stockholders
        plus assumed conversions                $1,438,685        25,767,809       $   .06
                                               ===========       ===========       =======

      SFAS No. 133 - Accounting for Derivative Instruments and Hedging
Activities

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will be adopted for the period beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company currently has no derivative instruments.

      Reclassifications

      Certain amounts for the three months ended March 31, 1999 have been reclassified to be consistent with the year 2000 classifications.


C. Contingencies, Commitments and Liquidity

      In September 1997, in the Common Pleas Court for Beaufort County, South Carolina, Resort Funding commenced foreclosure proceedings against the Main Street Development Company and others operating aresort property located in Hilton Head, South Carolina due to approximately four months delinquency in payment of theirobligations to Resort Funding under a previously executed acquisition and development loan agreement. On November 3, 1997, Resort Funding reached an agreement with the developer to settle the arrearage. As part of the agreement, the developer paid Resort Funding all past due amounts in full and remitted payment in advance for installments due for October, November, and December, 1997. As additional security for future payments, the developer agreed to grant Resort Funding a deed in lieu of foreclosure to be held in escrow pending Resort Funding's receipt of all other payments, as the payments became due.

      However, in January 1998, the developer refused to deliver the deed in lieu of foreclosure and terminated the November 3, 1997, agreement. On March 17, 1998, the developer filed an answer and counterclaim in the foreclosure action alleging, among other things, that it was not in default of its loan agreements. On September 30, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court. Additionally, the developer agreed to pay into the escrow account all future interest payments as they become due, pending the outcome of the foreclosure action and the defendant's counterclaim. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of March 31, 2000, the principal balance owed to Resort Funding under the referenced loan was approximately $3.4 million and the escrow account had a balance of $868,191. The promissory note matured on February 28, 1999. Resort Funding's acquisition and development loan agreement provides that principal will be repaid through release fees on interval units sold. As of March 31, 2000, the developer had not sold any interval units. There can be no assurance Resort Funding will receive principal payments relating to this obligation in the short term, or that it will not incur a loss on this loan. Resort Funding intends to pursue vigorously its claim and to defend against the counterclaims filed by the defendants. Resort Funding's foreclosure proceeding and related counterclaims are now scheduled for trial at the end of May, 2000 in South Carolina.

      The Company's primary credit facility is a $150 million facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahan Funding Company LLC ("DG Credit Facility"). The facility went into place in January 2000, replacing the $75 million receivables line from November 1997 with Credit Suisse First Boston Mortgage Capital LLC ("CSFB" and specifically the "CSFB Consumer Receivable Line"). The DG Credit Facility has a committed term of five years, and the interest rate is based on lender's commercial paper rate plus 135 basis points. Financing is through a special purpose entity wholly owned by the Company which purchases receivables from the Company for use as pledged collateral to bank loans. As of March 31, 2000, the DG Credit Facility had an outstanding balance of 3 million.

      In September 1999, Finova Capital Corporation ("Finova") extended a $20.7 million facility with the Company. The two-year facility finances third party loans, including A&D loans, consumer loans (both hypothecation loans and purchases), and pre-sale loans. The outstanding balance as of March 31, 2000 was $4.6 million. In May 2000, the Company signed an additional two-year $30 million facility with Finova. This second facility is similar to the $20 million line except that it covers projects actually owned by the Company.

      In November 1999, the Bank of America, N.A. extended a $20.7 million facility for the acquisition of Peppertree Resorts. As of March 31, 2000, the outstanding loan balance was $16.7 million. The loan matures August 17, 2000, and may be extended for up to an additional nine months. In order to extend the loan, the Company is required to meet certain covenants, pay extension fees and be subject to certain amortization provisions tied to net cash flow. The loan is collateralized by the stock of the businesses acquired and certain unencumbered assets of the Company. The Company is not able to predict at this time whether it will be in compliance with all required covenants at August 17, 2000, or to predict the action Bank of America might take if the Company were not to be in compliance with any such covenants.

      The Company has some additional facilities remaining from prior agreements with the acquired companies. These facilities include some of the traditional lenders in the timeshare industry such as Liberty Bank, Textron, and Finova. The balances of these lines as of March 31, 2000 were approximately $64.0 million. While there is approximately $44.0 million of availability under these credit facilities, the Company plans on using its other facilities, which have more favorable terms, and replacing outstanding balances with lower cost financing as soon as possible under the terms of such indebtedness.

      The Company has a $30.0 million Acquisition and Development Line ("A&D Line") with CSFB that matures November 2000, and is currently in an amortization period where no additional draws can be made. As of March 31, 2000, $26.4 million was outstanding under the A&D Line. The Company is planning to replace this credit facility in 2000. However, there is no assurance that the Company will find a replacement lender, or if so, that the terms and conditions of any replacement loan will not be less favorable than current terms.

      In addition to the above, the Company is working with a number of additional lenders for additional facilities. The Company has also received a preliminary $50 million consumer receivable facility proposal and a preliminary $40 million A&D and consumer receivable proposal from two different commercial banks. The Company is also working with a number of local banks in areas where the Company has active construction projects in order to finance the ongoing construction of additional resorts. There is no assurance that the Company will finalize any of these additional credit facilities.

      On August 25, 1998, the Company borrowed approximately $15 million under a CSFB Bridge Loan in order to finance the cash portion of the purchase price for Eastern Resorts. As of

March 31, 2000, the unpaid balance of the Bridge Loan was approximately $2.1 million. The maturity of the remaining outstanding principal has been extended to November, 2000.

      In March 1999, the Company assumed a loan from CSFB to KGI for a property located in Washington, D.C. This loan had an outstanding balance of $3.0 million at March 31, 2000, and matures on September 30, 2000.

      The Company also has a number of additional term loans, mostly associated with first mortgages on the resort properties. These loans include a $15.4 million loan on the Avenue Plaza Hotel and Pro Spa in New Orleans, Louisiana, a $13.5 million loan on the properties in St. Thomas, USVI, and several loans on various Peppertree resorts totaling over $22 million. The majority of these loans matures after the year 2000, and are repaid out of release fees on sales of VOI's. However, the loan on the Avenue Plaza Hotel and Pro Spa matures on December 31, 2000.

      Beginning September 1996, the Trustee of the Bennett Estate (the "Estate" as defined more fully in the Form 10-KSB for the year ended December 31, 1999) reached settlements of the claims of certain lenders (the "Banks") relating to claims of such Banks to certain lease collateral of the Estate. These settlements required the settling banks to make new non-callable term loans to Resort Funding at concessionary interest rates of 0.5% to 4.0% (the "Settlement Loans"). Resort Funding is also obligated to pay the Estate an annual arrangement fee of 3% of the unpaid principal balance of the Settlement Loans. The Settlement Loans have a weighted average interest rate of 2.2% as of March 31, 2000. As of March 31, 2000, Resort Funding's total outstanding balance on the Settlement Loans was approximately $19.2 million and the weighted average remaining maturity was 39 months. The Settlement Loans are collateralized in part by notes receivable of the Company.

D. Segment Information

      Financial information with respect to the financing and resort development segments in which the Company operates follows for the three months ended March 31, 2000:

--------------------------------------------------------------------------------------------------------
                                                   Financing        Resort Development          Total
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Revenues from external customers                  $ 9,686,577           $28,477,917          $38,164,494
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Intersegment revenues                                 280,461                    --              280,461
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Segment Profit                                      2,326,168             3,016,112            5,342,280
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Reconciliation of total segment
profit to consolidated income
before income taxes:
--------------------------------------------------------------------------------------------------------
  Total segment profit                                                                         5,342,280
--------------------------------------------------------------------------------------------------------
  Unallocated corporate expenses                                                                (726,006)
--------------------------------------------------------------------------------------------------------
Consolidated income before provision for
income taxes                                                                                   4,616,274
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

      Financial information with respect to the financing and resort development segments in which the Company operates follows for the three months ended March 31, 1999:

--------------------------------------------------------------------------------------------------------
                                                   Financing        Resort Development          Total
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Revenues from external customers                  $ 5,796,227           $ 5,967,846          $11,763,073
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Intersegment revenues                                 138,695                    --              138,695
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Segment Profit                                      2,370,804               803,127            3,173,931
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Reconciliation of total segment
profit to consolidated income
before income taxes:
--------------------------------------------------------------------------------------------------------
  Total segment profit                                                                         3,173,931
--------------------------------------------------------------------------------------------------------
  Unallocated corporate expenses                                                                (385,246)
--------------------------------------------------------------------------------------------------------
Consolidated income before provision for
income taxes                                                                                   2,788,685
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                        THREE MONTHS ENDED MARCH 31, 2000

                    March 31, 2000 Compared to March 31, 1999

Net Income

      Income before provision for income taxes increased 66% to $4.6 million for the three months ended March 31, 2000, as compared to $2.8 million for the same period in 1999. Net income increased 68% to $2.7 million for the three months ended March 31, 2000 from $1.6 million for the same period in 1999. The increase in net income is primarily attributable to the addition of the timeshare operating results for acquisition-related properties.

      Total revenue rose 224% to $38.2 million for the first three months of 2000 as compared to $11.8 million for the same time period in 1999. Revenue growth is largely due to the addition of revenue associated with acquired properties. Revenue and income relating to Eastern Resorts has been included since August 28, 1998, while the comparable figures for the former KGI Properties and the Peppertree Properties relate only to the period after March 26, 1999 and November 17, 1999, respectively.

Interest Income

      Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 70% to $9.4 million for the first three months of 2000 from $5.5 million for the same time period in 1999, primarily due to higher average outstanding balances on the loan portfolio of approximately $102 million for the first quarter of 2000. In addition, the weighted average interest rate on the loan portfolio increased approximately 75 basis points. The increase in the portfolio was due principally to the addition of acquired resort's existing portfolios and continued growth of the owned consumer loan portfolio. Third party hypothecation loans also increased in size and the weighted average interest rate increased.

      Interest income related to the owned consumer loan portfolio increased to 44% of total interest income for the first three months of 2000, compared to 15% of interest income for the same period in 1999. Interest income earned from the Company's third party loans increased slightly from $4.7 million for the first three months of 1999 to $5.3 million for the first three months of 2000, mainly due to higher average outstanding balances of the third party consumer portfolio, which was partially offset by the elimination of loans through consolidation and a decline in interest rates. The Company previously extended loans to certain of the acquisition properties, which are now eliminated during consolidation.

      Interest on acquisition, development, and construction loans ("A&D Loans") decreased 31% to $0.8 million for the first three months of 2000 from $1.2 million for the same period in 1999, mainly due to lower average outstanding balance due to the elimination in consolidation of businesses acquired after March 25, 1999. A&D Loan originations declined 73% from $6.8 million for the first quarter of 1999 to $1.9 million for the same period in 2000, while third party consumer loan receivables originations remained relatively constant at $15 million. The decline in A&D loan originations is attributable to a shift in the Company's growth strategy from third party A&D loans to the owned timeshare and consumer financing segments.

VOI Sales

      VOI revenues increased to $22.4 million for the three months ended March 31, 2000, from $4.9 million for the same time period in 1999. Vacation ownership revenue increased to 59% of total revenue for the first three months of 2000 as compared to 42% for the same period in 1999. The increase in VOI revenues is largely due to the impact of two acquisitions that the Company completed in 1999. The Company now owns or manages 29 timeshare resort locations with a completed VOI inventory of approximately 26,000 and operates 17 sales centers.

      The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                      Three Months Ended
                                                   March 31,       March 31,
                                                     2000             1999
                                                   ---------       ---------
Timeshare interest sold                              2,110             485
Average Sales Price per Timeshare interval         $10,550         $10,170
Number of VOI's in inventory at period end          25,577          25,752

Resort Operations

      Resort operations revenue totaled $5.8 million for the first three months of 2000, as compared to $1.0 million for 1999. The increase in resort operations is largely due to the impact of the two acquisitions that the Company completed in 1999. Resort management expenses as a percentage of resort operation revenue decreased to 69% for the first three months of 2000 compared with 87% for the same period in 1999. The decline in resort management expense as a percentage of resort operation revenue is in large part the result of the addition of resort properties with greater profit margins from overnight rentals.

Other Income

      Other income increased 102% to $0.6 million for the three months ended March 31, 2000 as compared to $0.3 million for the same time period in 1999. The increase in other income is primarily due to other income associated with acquisition properties and an increase in service income associated with consumer receivables. Other income associated with acquisition properties represented 84% of the increase in other income.

Provision For Doubtful Receivables

      The provision for doubtful receivables increased 310% to $1.8 million for the first three months of 2000 from $0.4 million for the same time period in 1999. The increase in the provision for doubtful accounts is primarily due to an increase in consumer receivables generated from the acquisition-related properties.

      The Company has established a minimum reserve target for its owned consumer loans based on the principal aging of the Consumer Loans. The following list sets forth the target reserve level based on the aging of any given owned consumer note receivable:

      o        Current - 29 days past due          5%
      o        30 - 59 days past due              10%
      o        60 - 89 days past due              50%
      o        90+ days past due                  95%

      The targeted reserve level is based on the outstanding principal balance of the Consumer loan less an inventory recapture amount. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against the allowance for doubtful receivables. The following table sets forth the allowance for doubtful accounts at March 31, 2000 as compared to March 31, 1999:

                         Allowance for Doubtful Accounts
                                 (in thousands)

                                                     03/31/00          03/31/99
                                                     --------          --------
Allowance for doubtful accounts,
Beginning of period                                   10,073             3,835
Allowance related to an acquisition                      -0-               832
Provision for loan losses                              1,783               435
Charges to allowance for doubtful accounts            (1,863)             (173)
Recoveries                                                21               -0-
                                                     -------            ------
Allowance for doubtful accounts, end of period        10,014             4,929

As a % of total loans                                    3.8%              2.8%

      At March 31, 2000, the Company had total reserves (including overcollateralization on the Hypothecation Loans) for its loan portfolio (including consumer receivable and acquisition and development loans) equal to $33.5 million or 12.7% of total loans. This represented a reserve coverage ratio ("RCR") of 5.2 times the $6.5 million of consumer receivables that were 60 days past due at March 31, 2000 on the entire consumer note receivable portfolio. Included in this amount were total reserves and over collateralization of $23.5 million on third party consumer receivables or approximately 22.4% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented an RCR of 8.1 times the $2.9 million of such receivables that were 60 or more days past due at March 31, 2000.

      At March 31, 2000 the Company maintained an aggregate allowance for doubtful receivables of $10.0 million, or 7.9% of the outstanding consumer receivable portfolio from owned resorts. This represented an RCR of 2.8 times the approximate $3.6 million in consumer receivables from owned resorts that were 60 days past due as of that date. The $10.0 million aggregate allowance for doubtful receivables at March 31, 2000 represented an increase of 103% compared with $4.9 million at March 31, 1999. This largely reflects the significant increases in reserves required by the Company's target reserve methodology compared with reserving policies previously in effect at ERC, KGI or Peppertree. The allowance for doubtful accounts is maintained at a level believed adequate by management based upon a monthly analysis of the receivable portfolio.

      The following table sets forth the portfolio performance of the consumer receivable portfolio at March 31, 2000:

                       Consumer Receivable Loan Portfolio
                              As of March 31, 2000
                                 (In Thousands)


                              Current      30 - 59 days     60 - 89 days          90+ days             Total
                              -------      ------------     ------------          --------             -----
Owned Resorts                $119,427            $2,957           $1,532            $2,085          $126,001
                                 94.8%              2.3%             1.2%              1.7%            100.0%

Third Party (1)              $114,247            $3,070           $1,744            $1,144          $120,205
                                 95.0%              2.6%             1.5%              1.0%            100.0%

Total                        $233,674            $6,027           $3,276            $3,229          $246,206
                                 94.9%              2.4%             1.3%              1.3%            100.0%

(1) Includes the consumer receivables that collateralize the hypothecation loans.

      At March 31, 2000, 94.9% of the consumer receivable portfolio was current, and there were 583 notes with a principal balance of $3.2 million that were over 91 days past due. Of this amount, $2.1 million were notes relating to the consumer receivables in the Company's resorts. During the first three months of 2000, the company wrote off 392 consumer notes with an outstanding principal balance of $2.7 million. With limited exceptions, the Company services the loans in its portfolio internally, using its own personnel and facilities, again.)although loans currently owned by Peppertree are the subject of outsourcing arrangements for collection services.

Interest Expense

      Interest expense, net of capitalized amounts, increased 172% to $6.0 million for the first three months of 2000 as compared to $2.2 million for the same time period in 1999. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the acquisitions, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $155 million, while the weighted average interest rate on outstanding debt increased from 6.6% for the first quarter of 1999 to 8.3% for the first quarter of 2000.

      The Company has not traditionally hedged against its interest rate risk due to the wide spread on its receivables and the speed with which new originations occur, and the relatively stable interest rate environment. However, under the new $150 million DG Credit Facility, the facility requires the Company to hedge within the facility once the interest rate spread has been reduced to a certain level. This is currently the largest financing facility that the Company maintains.

Cost of Timeshare Intervals Sold

      The cost of timeshare intervals sold for the first three months of 2000 totaled $5.4 million or 24.2% of VOI revenue, compared to $1.2 million for the three months ended March 31, 1999, or 23.8% of VOI revenue. The increase in the cost of property sold as a percentage of VOI revenue is primarily due to higher product costs at certain acquisition sites, while the increase in dollar volume is a result of the inclusion of operating results for acquisition properties.

Depreciation and Amortization

      Depreciation and amortization increased 54% to $1.1 million for the first three months of 2000 from $0.7 million for the same period in 1999. The increase is primarily due to $0.3 million associated with depreciation expense, and $0.3 million associated with goodwill amortization. These increases are a result of the impact of the two acquisitions the Company completed in 1999.

      Goodwill amortization increased 102% to $0.3 million for the first quarter of 2000 from $0.2 million for the same period in 1999 and represented 43% of the increase. Goodwill associated with the Peppertree acquisition is approximately $15 million and is being amortized over 20 years, while goodwill associated with Eastern Resorts is being amortized over 40 years. Depreciation and amortization of the properties totaled $0.3 million and accounts for 69% of the increase. The increase in depreciation is a result of a larger base of depreciable assets relating to the acquisition properties.

Sales And Marketing

      Sales and marketing expense increased to $11.2 million for the first three months of 2000 from $2.1 million for the same time period in 1999. Sales and marketing expense increased to 49.9% as a percentage of VOI revenue for the first quarter of 2000, compared to 42.9% for the same period in 1999. The increase in total sales and marketing expense is due to the inclusion of operating results from acquired properties. Peppertree sales centers currently experience a higher cost level, particularly relating to tour costs, than the Company's other sales centers. The Company anticipates that the Peppertree sales and marketing expenses as a percent of VOI revenue will decline during 2000 as the Company introduces various cost-reducing measures, though, these cost levels are likely to remain higher than the Company's historic average during the balance of 2000. There is no assurance that the excessive sales and marketing costs at Peppertree will be corrected in 2000, or thereafter.

Resort Management

      Resort management expense for the three months ended March 31, 2000 totaled $4.0 million, or 69% of resort operations revenue, as compared $0.9 million, or 87% of resort operations revenue, for the comparable period in 1999. The decline in resort management expenses as a percentage of resort operations revenue is primarily due to the addition of several resort properties that derive significant room revenue from unsold timeshare inventory.

General and Administrative

      General and administrative expense increased 184% to $3.9 million for the first three months of 2000 from $1.4 million for the same period in 1999. The increased costs are attributable to the inclusion of general and administrative costs associated with the acquisition properties, which represented 87% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, travel costs, office related costs, outside service costs, and servicing fees due to growth of the Company.

      Although general and administrative expense increased, general and administrative expense as a percentage of total revenue declined to 10.4% of total revenue for the first three months of 2000, compared with 11.9% of total revenue for the first three months of 1999. The decrease in general and administrative expense as a percentage of total revenue is generally the result of economies of scale relating to increased revenue levels. General and administrative costs will continue to increase in absolute dollars as the Company invests in its management and organization infrastructure in order to achieve anticipated growth in the Company's corporate structure.

Provision For Income Taxes

      The provision for income taxes for the three months ended March 31, 2000 increased 63% to $1.9 million from $1.2 million for the same period in 1999. The increase is attributable to the increase in pretax income during the first three months of 2000 as compared to the same period in 1999. The provision for income taxes represents approximately 42% and 43% of pretax income for the first three months of 2000 and 1999, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by Item 3 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Result of Operations in Item 2 above.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On or about March 12, 1998, Resort Funding provided two loans to a Project Developer known as Riverside Suites Ltd. ("Riverside"), consisting of an Acquisition and Development loan in the amount of $6.3 million and a Hypothecation Loan facility with a maximum commitment of $15 million (the "Loans"). These Loans were provided to Riverside to develop a time-share condominium project known as Riverside Suites in San Antonio, Texas (the "San Antonio Project") to be constructed in part and renovated in part out of an existing building along the San Antonio Riverwalk. Certain disputes arose between Riverside, Resort Funding and the subcontractors in respect to work performed at the San Antonio Project and payments received thereon. As a result, various contractors filed liens against the San Antonio Project, including one by M. J. Boyle, the General Contractor for the San Antonio Project. On December 15, 1999, M. J. Boyle instituted an action against Riverside and Resort Funding in the District Court of Bexar County, Texas for breach of contract and for $1.9 million allegedly owed to him by Resort Funding for work performed in connection with the San Antonio Project (the "Lien Action").

      On or about February 14, 2000, as a result of cost overruns and liens by contractors, Resort Funding declared Riverside in default of its loans and set the property for sale on March 7, 2000, under the Texas foreclosure laws. M. J. Boyle, Riverside and Resort Funding mediated their various disputes and causes of action on April 18, 2000, and entered into an agreement in resolution of the disputes. Under this agreement Resort Funding agreed to pay $1 million to M. J. Boyle and the various subcontractors on the project in return for release of approximately $1.9 million in claims for unpaid construction costs owed by Riverside, as well as for M. J. Boyles's signed release of lien and dismissal of the Lien Action. In addition, a deed in lieu of foreclosure has been delivered by Riverside to a wholly-owned subsidiary of the Company, EFI Texas Acquisition, Inc. Because Riverside has not cured its default under the Loans, EFI Texas Acquisition, Inc., the new holder of the Riverside loans, is contemplating continuing to pursue the foreclosure action to clear any other outstanding and unknown liens. Assuming that EFI Texas Acquisition, Inc. is the successful bidder at this auction, it intends to continue to operate the San Antonio Project as a timeshare resort.

      For other information regarding certain litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ended December 31, 1999, which is incorporated herein by reference.

Item 2. Changes in Securities.

      None.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      None.

Item 6.  (a) Exhibits.

      The following exhibits are filed herewith:

      10.1 First Amendment Agreement dated as of January 31, 2000, to the Receivables Loan and Security Agreement, dated as of January 31, 2000, among EFI Funding Company, Inc., Resort Funding, Inc., Autobahn Funding Company, LLC, DG Bank Deutsche Genossenschaftsbank AG; US Bank Trust National Association and Sage Systems, Inc. with Exhibit "A" Receivables Loan and Security Agreement dated as of January 31, 2000, among the above-referenced parties.

      10.2 First Amendment Agreement dated as of January 31, 2000, to the Purchase Agreement, dated as of January 31, 2000, between Resort Funding, Inc. and EFI Funding Company, Inc. with Exhibit "A" Purchase Agreement dated as of January 31, 2000, between the above-referenced parties.

      10.3 Sinking Fund Account Agreement dated as of January 31, 2000, among EFI Funding Company, Inc., Resort Funding, Inc., DG Bank Deutsche Genossenschaftbank AG and Manufacturers and Traders Trust Company.

      10.4 First Amendment Agreement dated as of January 31, 2000, to the Purchase Agreement, dated as of January 31, 2000, between EFI Development Funding, Inc., as seller and EFI Funding Company, Inc., as purchaser with Exhibit "A" Purchase Agreement dated as of January 31, 2000, between the above-referenced parties:

         (b) Reports on Form 8-K:

      The Company filed the following reports on Form 8-K during the quarter covered by this report:

            (i) January 31, 2000 Amended Form 8-K filing the Combined Financial Statements with respect to the acquisition of Peppertree Resorts, Ltd.

            (ii) March 14, 2000 Form 8-K announcing record 1999 revenues and earnings per share.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.


EQUIVEST FINANCE, INC.


BY: /s/ Gerald L. Klaben
    -------------------------------------
Gerald L. Klaben, Jr.
Senior Vice President and Chief Financial Officer


Dated:  May 15, 2000