Form 10-Q
period 2000-06-30
EQUIVEST FINANCE INC
filed 2000-08-15
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 30, 2000, 28,089,722 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I       FINANCIAL INFORMATION
------

Item 1.      Financial Statements

             Consolidated Condensed Financial Information:
               Consolidated Condensed Balance Sheets - June 30, 2000
                 (unaudited) and December 31, 1999                             3
               Unaudited Consolidated Condensed Statements of Income -
                 Three Months Ended June 30, 2000 and 1999                     4
               Unaudited Consolidated Condensed Statements of Income -
                  Six Months Ended June 30, 2000 and 1999                      5

               Unaudited Consolidated Statement of Equity Accounts             6
               Unaudited Consolidated Condensed Statements of Cash Flow -
                 Six Months Ended June 30, 2000 and 1999                       7

               Notes to Consolidated Condensed Financial Statements            8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

PART II      OTHER INFORMATION
-------

Item 1.      Legal Proceedings                                                30

Item 2.      Changes in Securities and Use of Proceeds                        30

Item 3.      Defaults Upon Senior Securities                                  30

Item 4.      Submission of Matters to a Vote of Security Holders              31

Item 5.      Other Information                                                31

Item 6.      Exhibits and Reports on Form 8-K                                 31

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   June 30,     December 31,
                                                                     2000           1999
                                                                 ------------   ------------
                                                                   Unaudited
ASSETS
  Cash and cash equivalents                                      $  5,537,536   $  8,010,888
  Receivables, net                                                259,704,278    247,081,791
  Investment in real estate joint venture                                 -0-      4,415,780
  Inventory                                                        92,403,761     87,925,117
  Property and equipment, net                                      17,872,510     18,122,843
  Goodwill, net                                                    40,713,460     41,374,002
  Other assets                                                     20,014,700     10,055,233
                                                                 ------------   ------------

                                                  TOTAL ASSETS   $436,246,245   $416,985,654
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                               $ 10,696,633   $  6,288,195
  Accrued expenses and other liabilities                           22,039,732     20,832,657
  Taxes payable                                                     4,982,827      5,608,907
  Deferred taxes                                                   19,725,980     19,535,794
  Notes payable                                                   298,304,143    289,357,773
                                                                 ------------   ------------
                                             TOTAL LIABILITIES    355,749,315    341,623,326

SUBSEQUENT EVENT, CONTINGENCIES
  AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Cumulative Redeemable Preferred Stock--Series 2
   Class A, $3 par value; 15,000 shares authorized,
   10,000 shares outstanding; $10,000,000 liquidation value            30,000         30,000
  Common Stock, $.01 par value; 50,000,000
    shares authorized; 28,089,722 shares outstanding                  280,897        280,897
  Additional paid in capital                                       62,246,553     62,246,553
  Retained earnings                                                17,939,480     12,804,878
                                                                 ------------   ------------
                                    TOTAL STOCKHOLDERS' EQUITY     80,496,930     75,362,328
                                                                 ------------   ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $436,246,245   $416,985,654
                                                                 ============   ============

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2000            1999
                                                        ----            ----
REVENUE

   Timeshare interval sales                          $23,789,502     $11,411,257
   Interest                                            9,568,651       6,066,005
   Resort operations                                   6,693,804       6,322,193
   Other income                                          362,348         354,048
                                                     -----------     -----------
                                                      40,414,305      24,153,503
                                                     -----------     -----------

COSTS AND EXPENSES

   Interest                                            6,472,178       3,228,970
   Cost of timeshare intervals sold                    5,644,236       2,719,396
   Sales and marketing                                11,441,169       4,852,278
   Resort management                                   4,959,478       5,110,674
   Depreciation and amortization                       1,229,963         851,356
   Provision for doubtful receivables                  1,906,471         394,500
   General and administrative                          4,517,482       2,442,699
                                                     -----------     -----------
                                                      36,170,977      19,599,873
                                                     -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               4,243,328       4,553,630

PROVISION FOR INCOME TAXES                             1,775,000       1,800,000
                                                     -----------     -----------

NET INCOME                                           $ 2,468,328     $ 2,753,630
                                                     ===========     ===========

Basic earnings per common share                      $      0.08     $      0.10
                                                     ===========     ===========

Diluted earnings per common share                    $      0.08     $      0.10
                                                     ===========     ===========

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                      6 Months Ended June 30,
                                                      -----------------------
                                                        2000            1999
                                                        ----            ----
REVENUE

        Timeshare interval sales                     $46,194,143     $16,343,493
        Interest                                      18,933,708      11,587,098
        Resort operations                             12,669,924       7,341,698
        Other income                                     781,024         644,288
                                                     -----------     -----------

                                                      78,578,799      35,916,577
                                                     -----------     -----------

COSTS AND EXPENSES

        Interest                                      12,521,181       5,450,146
        Cost of timeshare intervals sold              11,062,116       3,893,724
        Sales and marketing                           21,856,942       6,969,998
        Resort management                              8,962,183       5,993,335
        Depreciation and amortization                  2,383,527       1,598,997
        Provision for doubtful receivables             3,689,227         829,320
        General and administrative                     9,244,021       3,838,741
                                                     -----------     -----------

                                                      69,719,197      28,574,261
                                                     -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES               8,859,602       7,342,316

PROVISION FOR INCOME TAXES                             3,725,000       3,000,000
                                                     -----------     -----------

NET INCOME                                           $ 5,134,602     $ 4,342,316
                                                     ===========     ===========

Basic earnings per common share                      $      0.17     $      0.16
                                                     ===========     ===========

Diluted earnings per common share                    $      0.17     $      0.16
                                                     ===========     ===========

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EQUITY ACCOUNTS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2000

                                              Redeemable
                                               Preferred
                                              Stock-Series     Common        Stock     Additional Paid     Retained
                                   Total       2 Class A       Shares        Amount        in Capital      Earnings
                                -----------   -----------   -----------   -----------    -----------    -----------
Balances at December 31, 1999   $75,362,328   $    30,000    28,089,722   $   280,897    $62,246,553    $12,804,878

Net Income                        5,134,602                                                               5,134,602
                                -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 2000       $80,496,930   $    30,000   $28,089,722   $   280,897    $62,246,553    $17,939,480
                                ===========   ===========   ===========   ===========    ===========    ===========

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                           2000             1999
                                                       -------------    -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
  Net Income                                           $   5,134,602    $   4,342,316

  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Amortization and depreciation                          2,383,527        1,605,673
    Provision for doubtful receivables                     3,689,227          829,320
    Changes in assets and liabilities, net of
      Effects from purchase of KGI (1999)
      Other assets                                        (3,340,090)         234,554
      Inventory                                              (62,864)         817,447
      Accounts payable and accrued expenses                4,105,187       (3,006,734)
      Income taxes payable                                   425,505        1,807,496
                                                       -------------    -------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES      12,335,094        6,630,072

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                           (14,801,394)     (15,095,992)
  Sale (purchase) of equipment                                   -0-         (489,330)
  Investment in joint venture                                    -0-       (2,045,659)
  Partial payment on purchase of KGI, net of cash
  acquired of $762,706                                           -0-       (1,941,492)
                                                       -------------    -------------
             NET CASH (USED IN) INVESTING ACTIVITIES     (14,801,394)     (19,572,473)

CASH FLOWS (USED IN) PROVIDED BY FINANCING
ACTIVITIES
  Repayments on loans  receivable - related party                -0-          564,505
  Proceeds from notes payable                            132,930,034       49,224,186
  Payments on notes payable                             (123,983,674)     (34,195,281)
  Restricted cash                                         (8,953,412)         134,691
  Payments on non-recourse notes payable                           0       (2,700,990)
                                                       -------------    -------------
           NET CASH (USED IN) PROVIDED BY FINANCING    $      (7,052)   $  13,027,111
                                          ACTIVITIES   -------------    -------------
                         INCREASE (DECREASE) IN CASH      (2,473,352)          84,710
                                                       -------------    -------------

Cash at beginning of period                                8,010,888        3,486,720
                                                       -------------    -------------
                               CASH AT END OF PERIOD   $   5,537,536    $   3,571,430

Supplemental Cash Flow Information:
    Interest paid                                      $  12,191,264    $   5,333,999
                                                       =============    =============

    Income taxes paid                                  $   2,531,951    $   3,250,250
                                                       =============    =============

Supplemental Schedule of Non-cash Investing
Activity:
    Reclassification of investment in joint venture
    to inventory as a result of foreclosure            $   4,415,780              -0-
                                                       =============    =============

                             EQUIVEST FINANCE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation

      The accompanying consolidated condensed interim financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1999.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital Funding, Inc. (inactive), Resort Funding, Inc. and its subsidiary, BFICP Corporation (collectively, "Resort Funding"), EFI Funding Company, Inc., EFI Development Funding, Inc., Eastern Resorts Corporation and its subsidiaries, Eastern Resorts Company, LLC and Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts"); Bluebeard's Castle, Inc., Castle Acquisition, Inc., Avenue Plaza LLC, Ocean City Coconut Malorie Resort, Inc., St. Augustine Resort Development Group, Inc. and EFI D.C. Acquisition, Inc. (all of which were acquired or created in connection with the acquisition by the Company of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from Kosmas Group International, Inc. ("KGI") in March 1999); Peppertree Resorts Ltd., and its subsidiaries, Peppertree Resort Villas, Inc., Peppertree Resorts Vacation Club, Inc., Peppertree Resorts Management, Inc. and Peppertree Realty, Inc. (all of which were acquired in connection with the acquisition by the Company of fifteen timeshare vacation resorts, management contracts and consumer notes receivable from Peppertree Resorts, Ltd. (Peppertree Resorts) in November
1999); and Equivest Texas, Inc, which was created in connection with the acquisition by the Company of a resort development site in May, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

            Buildings and improvements                       5-40 years
            Furniture and equipment                           3-7 years

      Earnings Per Share

      Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computation follows:

                                                 For the Quarter Ended June 30, 2000
                                                 -----------------------------------

                                                  Income             Shares    Per-Share
                                             (Numerator)      (Denominator)       Amount
                                             -----------      -------------    ---------
Net Income                                    $2,468,328
Less: Preferred Stock dividends                 (150,000)
                                              ----------

Basic earnings per share:
  Income available to common stockholders      2,318,328        28,089,722       $.08
                                                                                 ====

Effect of dilutive securities:
  Stock options                                                   256,098
                                              ----------      -----------

Diluted earnings per share:
  Income available to common stockholders
    plus assumed conversions                  $2,318,328       28,345,820        $.08
                                              ==========      ===========        ====

                                                 For the Quarter Ended June 30, 1999
                                                 -----------------------------------

                                                  Income             Shares    Per-Share
                                             (Numerator)      (Denominator)       Amount
                                             -----------      -------------    ---------
Net Income                                    $2,753,630
  Less: Preferred Stock dividends               (150,000)
                                              ----------

  Basic earnings per share:
   Income available to common stockholders     2,603,630       25,688,351        $.10
                                              ----------      -----------        ====

  Effect of dilutive securities:
   Warrants                                                        69,519
   Stock options                                                  344,557
                                              ----------      -----------

  Diluted earnings per share:
   Income available to common stockholders
    plus assumed conversions                  $2,603,630       26,102,427        $.10
                                              ==========      ===========        ====

                                               For the Six Months Ended June 30, 2000
                                               --------------------------------------

                                                  Income             Shares    Per-Share
                                             (Numerator)      (Denominator)       Amount
                                             -----------      -------------    ---------
Net Income                                    $5,134,602
   Less: Preferred Stock dividends              (300,000)
                                              ----------

   Basic earnings per share:
     Income available to common stockholders   4,834,602       28,089,722        $.17
                                                                                 ====

   Effect of dilutive securities:
     Stock options                                                269,616
                                              ----------      -----------

   Diluted earnings per share:
     Income available to common stockholders
       plus assumed conversions               $4,834,602       28,359,338        $.17
                                              ==========      ===========        ====

                                               For the Six Months Ended June 30, 1999
                                               --------------------------------------

                                                  Income             Shares    Per-Share
                                             (Numerator)      (Denominator)       Amount
                                             -----------      -------------    ---------
Net Income                                    $4,342,316
Less: Preferred Stock dividends                 (300,000)
                                              ----------

Basic earnings per share:
 Income available to common stockholders       4,042,316       25,447,412        $.16
                                                                                 ====

Effect of dilutive securities:
 Warrants                                                          88,552
 Stock options                                                    416,251
                                              ----------      -----------

Diluted earnings per share:
 Income available to common stockholders
  plus assumed conversions                    $4,042,316       25,952,215        $.16
                                              ==========      ===========        ====

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

      Reclassifications

      Certain amounts for the three months and six months ended June 30, 1999 have been reclassified to be consistent with the year 2000 classifications.

C. Contingencies, Commitments and Liquidity

      In September, 1997, Resort Funding commenced foreclosure proceedings in the Common Pleas Court for Beaufort County, South Carolina against the Main Street Development Company and others operating a resort property located in Hilton Head, South Carolina due to delinquency of their obligations to Resort Funding under an acquisition and development loan agreement. In March, 1998, the developer filed an answer and counterclaim in the foreclosure action alleging, among other things, that it was not in default of its loan agreements and that Resort Funding had damaged it through various means. In September, 1998, the developer agreed to deposit all past-due interest amounts into an escrow account accessible only by order of the court, and to pay all future interest payments as they become due into the escrow account, pending the outcome of the foreclosure action and the defendant's counterclaim. In the event that any such payments are not timely received, Resort Funding shall have the right to have a receiver appointed to operate the resort. As of June 30, 2000, the principal balance owed to Resort Funding under the loan was approximately $3.4 million and the escrow account had a balance of approximately $990,000. The promissory note matured in February, 1999, and to date the developer has not repaid any principal on the loan. Resort Funding's foreclosure proceeding and related counterclaims were the subject of a mistrial relating to jury selection proceedings in May of 2000, and a trial of these proceedings is now expected to take place in September, 2000, in South Carolina. The South Carolina proceeding will be tried before a jury, and there is no assurance that the Company will either recover its unpaid principal and accrued interest, or defeat the developer's claims for damages.

      The Company's primary credit facility is a $150 million facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahan Funding Company LLC ("DG Credit Facility"). The facility went into place in January 2000, replacing the $75 million receivables line from November 1997 with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). The DG Credit Facility has a committed term of five years, with an interest rate based on lender's commercial paper rate plus 135 basis points. Financing is through a special purpose entity wholly owned by the Company which purchases receivables from the Company for use as pledged collateral to bank loans. As of June 30, 2000, the DG Credit Facility had an outstanding balance of $104.3 million.

      In September 1999, Finova Capital Corporation ("Finova") extended a $20.0 million facility with the Company. The two-year facility finances third party loans, including A&D loans, consumer loans (both hypothecation loans and purchases), and pre-sale loans. The outstanding balance as of June 30, 2000 was $5.1 million. In May 2000, the Company signed an additional two-year, $30 million facility with Finova. This second facility is similar to the $20 million line except that it covers projects actually owned by the Company. As of June 30, 2000, the outstanding balance on the $30 million facility was $3.2 million. Each such financing line from Finova requires separate approval for each individual project to be funded thereunder. To date, one project has been funded under each of the two lines. There is no assurance that future projects will be funded under either Finova line.

      In November 1999, the Bank of America, N.A. extended a $20.7 million facility for the acquisition of Peppertree Resorts. As of June 30, 2000, the outstanding loan balance was $17.1 million. As of June 30, 2000 Bank of America and the Company agreed to extend this facility through November 17, 2000, and certain other terms of the agreement were modified. Under the revised agreement, the Company will make fixed principal payments of $300,000 per month beginning in September of 2000 in lieu of repayment provisions tied to variable cash flow during the period through the extended maturity date.

      The Company has additional facilities remaining from prior agreements with the acquired companies. These facilities include some of the traditional lenders in the timeshare industry such as Textron and Finova. The balances of these lines as of June 30, 2000 were approximately $57.4 million. In August, 2000, the Company paid off a Peppertree loan from Liberty Bank for approximately $21 million and refinanced the collateral in its DG Bank facility at a significantly lower rate of interest. While there is remaining credit availability under these facilities of the acquired companies, the Company plans on using its own facilities, which have more favorable terms, and replacing outstanding balances with lower cost financing as soon as possible subject to the terms of such indebtedness.

      The Company has a $30 million Acquisition and Development Line ("A&D Line") with CSFB that matures November 2000, and is currently in an amortization period where no additional draws can be made. As of June 30, 2000, $24.8 million was outstanding under the A&D Line. The Company is planning to replace this credit facility in 2000. However, there is no assurance that the Company will find a replacement lender, or if so, that the terms and conditions of any replacement loan will not be less favorable than current terms.

      On August 25, 1998, the Company borrowed approximately $15 million under a CSFB Bridge Loan in order to finance the cash portion of the purchase price for Eastern Resorts. As of June 30, 2000, the unpaid balance of the Bridge Loan was approximately $2.1 million. The maturity of the remaining outstanding principal has been extended to November 2000.

      In March 1999, the Company assumed a loan from CSFB to KGI for a property located in Washington, D.C. This loan had an outstanding balance of $3.0 million at June 30, 2000, and matures on September 30, 2000. The Company is working with various potential lenders to refinance this loan in connection with a $7 to $10 million construction facility for this property.

      The Company also has a number of additional term loans, mostly associated with first mortgages on the resort properties. These loans include a $14.6 million loan on the Avenue Plaza Hotel and Pro Spa in New Orleans, Louisiana, a $12.9 million loan on the properties in St. Thomas, USVI, and several loans on various Peppertree resorts totaling over $15 million. The majority of these loans mature after the year 2000, and are repaid through release fees on sales of VOI's. However, the Avenue Plaza Hotel and Pro Spa loan matures on December 31, 2000.

      In addition to the above, the Company is working with a number of potential lenders on additional facilities. The Company has received preliminary proposals from two different commercial banks, and is also working with local banks in areas where the Company has active construction projects in order to finance the ongoing construction of additional resorts. There is no assurance that the Company will finalize any of these additional credit facilities.

D. Segment Information

      Financial information with respect to the financing and resort development segments in which the Company operates follows for the periods indicated:

--------------------------------------------------------------------------------------
                                                               Resort
                                              Financing      Development     Total
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Three months ended June 30, 2000:
--------------------------------------------------------------------------------------
  Revenues from external customers            $ 9,853,264    $30,561,041   $40,414,305
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Intersegment revenues                           265,210             --       265,210
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Segment Profit                                1,471,154      3,685,073     5,156,227
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Reconciliation of total segment profit
  to consolidated income before income
  taxes:
--------------------------------------------------------------------------------------
  Total segment profit                                                       5,156,227
--------------------------------------------------------------------------------------
  Unallocated corporate expenses                                              (912,899)
--------------------------------------------------------------------------------------
  Consolidated income before
  provision for income taxes                                                 4,243,328
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Three months ended June 30, 1999:
--------------------------------------------------------------------------------------
  Revenues from external customers            $ 6,391,856    $17,761,647   $24,153,503
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Intersegment revenues                           107,703             --       107,703
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Segment Profit                                2,637,912      2,321,867     4,959,779
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Reconciliation of total segment profit
to consolidated income before income
taxes:
--------------------------------------------------------------------------------------
  Total segment profit                                                       4,959,779
--------------------------------------------------------------------------------------
  Unallocated corporate expenses                                              (406,149)
--------------------------------------------------------------------------------------
Consolidated income before
provision for income taxes                                                   4,553,630
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
                                                               Resort
                                              Financing      Development     Total
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Six months ended June 30, 2000:
--------------------------------------------------------------------------------------
  Revenues from external customers         $ 19,539,841    $ 59,038,958   $ 78,578,799
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Intersegment revenues                         724,222              --        724,222
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Segment Profit                              3,797,322       6,701,185     10,498,507
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Reconciliation of total segment profit
  to consolidated income before income
  taxes:
--------------------------------------------------------------------------------------
  Total segment profit                                                      10,498,507
--------------------------------------------------------------------------------------
  Unallocated corporate expenses                                            (1,638,905)
--------------------------------------------------------------------------------------
  Consolidated income before
  provision for income taxes                                                 8,859,602
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Six months ended June 30, 1999:
--------------------------------------------------------------------------------------
  Revenues from external customers         $ 12,188,083    $ 23,728,494   $ 35,916,577
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Intersegment revenues                         426,915              --        426,915
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
  Segment Profit                              4,833,991       3,299,719      8,133,710
--------------------------------------------------------------------------------------
Reconciliation of total segment profit
to consolidated income before income
taxes:
--------------------------------------------------------------------------------------
  Total segment profit                                                       8,133,710
--------------------------------------------------------------------------------------
  Unallocated corporate expenses                                              (791,394)
--------------------------------------------------------------------------------------
Consolidated income before
provision for income taxes                                                   7,342,316
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------

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

                        THREE MONTHS ENDED JUNE 30, 2000

                     June 30, 2000 Compared to June 30, 1999

Net Income

      Total revenue rose 67% to $40.4 million for the second quarter of 2000 as compared to $24.2 million for the same time period in 1999. Total expenses increased 85% from $19.6 million for the second quarter of 1999 to $36.2 million for the same time period in 2000. Income before provision for income taxes decreased 7% to $4.2 million for the three months ended June 30, 2000, as compared to $4.6 million for the same period in 1999. Net income decreased 10% to $2.5 million for the three months ended June 30, 2000 from $2.8 million for the same period in 1999. During the quarter ended June 30, 2000, sales and marketing expense increased 136% to $11.4 million from $4.9 million for the second quarter of 1999. In addition to the increase in sales and marketing expense, interest expense, cost of property sold, and general and administrative costs contributed to the increase in total expense. The increase in both revenues and expenses, and the decrease in net income, is largely due to the addition of operating results associated with the acquisition of Peppertree Resorts, Ltd. and certain of its affiliates ("Peppertree") in November of 1999. Revenue and expenses relating to two earlier acquisitions, those of Eastern Resorts in August of 1998, and several properties formerly owned by Kosmas Group International (the "KGI" properties) in March of 1999, are included in the figures for the quarter ended June 30, 1999.

      Since the Peppertree acquisition in November 1999, the sales and marketing program of Peppertree has operated at a significantly higher cost level, as a percentage of vacation ownership interval ("VOI") sales revenue, than the Company's non-Peppertree sales centers. The Company believes this is in part a result of the long term effects of the severe hurricane-related flooding experienced throughout many of Peppertree's marketing areas in the fall of 1999. However, it also reflects a higher cost structure and cost per tour than exists on average in the Company's non-Peppertree sales centers.

      During the first quarter of 2000, Peppertree sales and marketing costs were 50.9% of VOI sales, compared to 43.5% for the non-Peppertree resorts. During the second quarter, Peppertree sales and marketing costs rose to 52.3%, compared to sales and marketing costs for the Company's non-Peppertree resorts of 44.0%. Throughout the first and second quarters of 2000 the Company specifically sought to bring Peppertree's marketing costs into line with the Company's experience at other locations, though the Company unsuccessfully attempted to make such cost reductions through the former Peppertree senior managers. At the beginning of June, 2000, the Company replaced the former director of sales and marketing for Peppertree, and the former Peppertree Chief Financial Officer left the Company at the same time. The Company has also begun to reduce staffing levels both in call centers and at individual sales centers of Peppertree. Sales commission levels, the number of managerial staff in sales centers and regional headquarters staffing in Asheville, NC have also all been reduced, along with other steps designed to reduce excessive Peppertree costs. The Company anticipates that the Peppertree sales and marketing costs as a percentage of VOI sales will decline during the balance of 2000 as a result of cost-cutting measures, though the Company does not know whether cost levels equal to the historic levels experienced at the non-Peppertree sales centers will be achieved during the balance of the year.

      In addition to Peppertree's margins being out of line with the Company's experience in other locations, during the first and second quarters Peppertree has experienced lower sales volume than 1999 levels. This reflects a sharp decline in the number of tours at Peppertree sales centers during the first half of 2000 compared to the comparable period in 1999. The number of net qualified tours at Peppertree sales center in the first quarter of 2000 was only approximately 67.7% of the number of net tours during the first quarter of 1999. During the quarter ended June 30, 2000, the number of net tours at Peppertree rose to 88% of the number of net tours during the second quarter of 1999. However, net tours in June of 2000 exceeded the total for June of 1999 by approximately 5.7%. In part due to the fact that tour generation fixed costs were spread over a sharply reduced number of tours during the first quarter, and to a lesser but still significant extent during the second quarter, the overall Peppertree cost per tour increased substantially in the first half of 2000. Based on experience to date, this situation of lower number of tours and higher costs per tour has been substantially improved since the replacement of former Peppertree management in early June, 2000. The Company believes that the reduction in the number of tours experienced early in 2000 and continuing into a portion of the second quarter was largely attributable to the hurricane-related flooding and other severe weather conditions in many of the core Peppertree marketing areas, and that these factors were compounded by inadequate management. Barring unforeseen developments, the Company anticipates that net tours and gross sales volumes will continue to show recovery from the depressed levels experienced earlier in 2000, though there is no assurance that the number of tours , gross sales volume or sales profit margins will improve over current levels, or will not in fact decline compared with current or historic levels.

Interest Income

      Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 58% to $9.6 million for the second quarter of 2000 from $6.1 million for the same time period in 1999, primarily due to higher average outstanding balances on the loan portfolio of approximately $90 million for the second quarter of 2000. In addition, the weighted average interest rate on the loan portfolio increased approximately 70 basis points. The increase in the portfolio was due principally to the addition of owned resort's existing portfolios and continued growth of the owned consumer loan portfolio. Third party hypothecation loans also increased in size and the weighted average interest rate increased.

      Interest income related to the consumer loan portfolio increased to 91% of total interest income for the second quarter of 2000, compared to 81% of interest income for the same period in 1999. The percentage increase is primarily due to higher average outstanding balances of the owned consumer portfolio, and to a lesser degree to declining average outstanding balances of acquisition, development, and construction loans ("A&D Loans").

      Interest on A&D Loans decreased 35% to $0.7 million for the second quarter of 2000 from $1.1 million for the same period in 1999, mainly due to lower average outstanding balances due to the elimination in consolidation of businesses acquired after March 25, 1999. A&D Loan originations declined 43% from $4.9 million for the second quarter of 1999 to $2.8 million for the same period in 2000, while third party consumer loan receivable originations declined approximately 25% to $14.8 million for the second quarter of 2000 from $19.7 million for the second quarter of 1999. The decline in A&D loan originations is principally attributable to a shift in the Company's strategy for building its consumer loan portfolio from relying on third party A&D loans to growing captive originations from its own resort activities.

VOI Sales

      VOI sales revenues increased 108% to $23.8 million for the second quarter of 2000, from $11.4 million for the same time period in 1999. The increase in VOI sales revenues is largely due to the impact of the Peppertree acquisition and increased sales volume at certain resort locations. VOI sales revenues at the resorts the Company owned as of June 30, 1999 increased 6% to $12.0 million for the second quarter of 2000, from $11.4 for the same period in 1999, while Peppertree sales revenues represented an increase of $11.8 million for the second quarter of 2000. Vacation ownership sales revenue increased to 59% of total revenue for the second quarter of 2000, as compared to 47% for the same period in 1999. The Company now owns or manages 30 timeshare resort locations with a completed VOI inventory of approximately 27,236 VOI's at June 30, 2000. This represented an aggregate gross sales value of more than $315 million at the average sales price per interval during the quarter ended June 30, 2000. The Company operates 17 sales centers, nine of which sell points in the Company's vacation club rather than traditional VOIs.

      The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                            Three Months Ended
                                                          June 30,     June 30,
                                                           2000         1999
                                                          -------      -------
Timeshare intervals sold, fixed weeks only                  1,008        1,075
Average Sales Price per fixed week interval               $11,684      $10,615
Number of VOI's in inventory at period end                 27,236       26,011

      As a result of the Peppertree acquisition, nine of the Company's sales centers sell points in its vacation club rather than traditional timeshare weeks. Pricing policies for club points involve a greater range of variation due to different sizes of points packages than prices for fixed or floating week VOI's. Therefore, statistics concerning "average sales price" no longer correlate directly to prior measures of average sale price. Similarly, sales of biennial VOI's are counted as sale of an interval, though the customer pays a lower absolute price for his or her alternate year usage rights. Inclusion of biennial sales tends to lower the average sales price per interval, though the available number of VOIs in inventory would be much greater if used as biennials rather than as whole weeks or their equivalent in points. Based on all the foregoing factors, the stated average sales price per timeshare interval may not reflect fully the actual revenues received for each equivalent to a whole week of resort usage.

Resort Operations

      Resort operations revenue totaled $6.7 million for the second quarter of 2000, as compared to $6.3 million for 1999. The increase in resort operations is largely due to the impact of the Peppertree acquisition. Resort management expenses as a percentage of resort operation revenue decreased to 74% for the second quarter of 2000 compared with 81% for the same period in 1999. The decline in resort management expense as a percentage of resort operation revenue is in large part the result of the addition of resort properties with greater profit margins from resort management. In addition, resort management income and related expense decreased at certain locations due to management's decision to lease certain restaurant locations.

Other Income

      Other income increased 2% to $0.4 million for the second quarter of 2000 as compared to $0.4 million for the same time period in 1999. The increase in other income is primarily due to other income associated with acquisition properties.

Provision For Doubtful Receivables

      The provision for doubtful receivables increased 383% to $1.9 million for the second quarter of 2000 from $0.4 million for the same time period in 1999. The increase in the provision for doubtful accounts results in part from the sharp increase in consumer receivables generated from the acquisition-related properties. However, the increase also reflects a decision by management to increase the Company's provisions for doubtful receivables from 3.5% of VOI sales during the second quarter of 1999 to 8% of VOI sales during the second quarter of 2000. This increase reflects what the Company's Target Reserve Methodology suggests is a more appropriate long term rate of provisioning. The increased percentage rate of provisioning for doubtful receivables in effect during the second quarter of 2000 increased the dollar amount of provisions in the second quarter of 2000 by approximately $1.1 million compared with what it would have been under the rate of provisioning in effect during the second quarter of 1999. The Company assumes all default risk for receivables relating to purchases of VOI's in the Company's own resorts. However, the Company has a right to put defaulted consumer receivables relating to consumer purchases in third party resorts to the third party developers. Thus, as the proportion of the Company's total consumer loan portfolio that relates to the Company's own resorts grows, the total level of provisioning for doubtful receivables relating to the Company's own sales becomes more significant.

      The Company has established a Minimum Target Reserve for its owned consumer loans based on the principal aging of the Consumer Loans. The following list sets forth the target reserve level based on the aging of any given owned consumer note receivable:

                  o      Current - 29 days past due    5%
                  o      30 - 59 days past due        10%
                  o      60 - 89 days past due        50%
                  o      90+ days past due            95%

      The targeted reserve level is based on the outstanding principal balance of the Consumer loan less an inventory recapture amount. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against the allowance for doubtful receivables. The following table sets forth the allowance for doubtful accounts at June 30, 2000 as compared to June 30, 1999:

                         Allowance for Doubtful Accounts
                                 (in thousands)

                                                             Quarter Ended
                                                         06/30/00      06/30/99
                                                         --------      --------
Allowance for doubtful accounts,
    Beginning of period                                   10,014         4,929
Allowance related to an acquisition                          501         1,325
Provision for loan losses                                  1,906           394
Charges to allowance for doubtful accounts                (1,866)          (16)
Recoveries                                                   249           -0-
                                                         -------       -------
Allowance for doubtful accounts, end of period            10,804         6,632

As a % of total loans                                        4.0%          3.6%

      At June 30, 2000, the Company had total reserves (including over collateralization on the Hypothecation Loans) for its loan portfolio (including consumer receivable and acquisition and development loans) equal to $33.9 million or 12.6% of total loans. This represented a reserve coverage ratio ("RCR") of 4.4 times the $7.7 million of consumer receivables that were 60 days past due at June 30, 2000 on the entire consumer note receivable portfolio. Included in this amount were total reserves and over collateralization of $23.2 million on third party consumer receivables or approximately 19.9% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented an RCR of 11.8 times the $1.9 million of such receivables that were 60 or more days past due at June 30, 2000.

      At June 30, 2000 the Company maintained an aggregate allowance for doubtful receivables of $10.8 million, or 7.9% of the outstanding consumer receivable portfolio from owned resorts. This represented an RCR of 1.9 times the approximate $5.7 million in consumer receivables from owned resorts that were 60 days past due as of that date. The $10.8 million aggregate allowance for doubtful receivables at June 30, 2000 represented an increase of 63% compared with $6.6 million at June 30, 1999. This largely reflects the significant increases in reserves required by the Company's target reserve methodology compared with reserving policies previously in effect at ERC, KGI or Peppertree. The allowance for doubtful accounts is maintained at a level believed adequate by management based upon a monthly analysis of the receivable portfolio.

      The following table sets forth the portfolio performance of the consumer receivable portfolio at June 30, 2000:

                       Consumer Receivable Loan Portfolio
                               As of June 30, 2000
                                 (In Thousands)

                   Current    30 - 59 days  60 - 89 days   90+ days      Total
                   -------    ------------  ------------   --------      -----
Owned Resorts    $  129,138     $  2,721      $  1,947     $  3,801    $137,607
                       93.8%         2.0%          1.4%         2.8%      100.0%

Third Party (1)  $  111,996     $  2,577      $  1,196     $    767    $116,536
                       96.1%         2.2%          1.0%         0.7%      100.0%

Total            $  241,134     $  5,298      $  3,143     $  4,568    $254,143
                       94.9%         2.1%          1.2%         1.8%      100.0%

(1) Includes the consumer receivables that collateralize the hypothecation loans.

      At June 30, 2000, 94.9% of the consumer receivable portfolio was current, and there were 787 notes with a principal balance of $4.6 million that were over 91 days past due. Of this amount, $3.8 million were notes relating to the consumer receivables in the Company's resorts. During the second quarter of 2000, the company wrote off 373 consumer notes with an outstanding principal balance of $2.5 million. With limited exceptions, the Company services the loans in its portfolio internally, using its own personnel and facilities. However, loans owned by Peppertree are the subject to a long term outsourcing contract for collection services with an affiliate of Interval International. To date the collections performance of the outsourcing collections provider appears to be appreciably worse than the historic performance of the Company's internal collections staff.

Interest Expense

      Interest expense, net of capitalized amounts, increased 100% to $6.5 million for the second quarter of 2000 as compared to $3.2 million for the same time period in 1999. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the acquisitions, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $100 million, while the weighted average interest rate on outstanding debt increased from 6.9% for second quarter of 1999 to 9.1% for the second quarter of 2000. The sharp increase in the weighted average interest rate on outstanding debt is primarily attributable to the assumption by the Company of Peppertree debt with interest rates significantly higher than the Company's average cost of funds. As outstanding Peppertree debt at higher rates is repaid, the Company's weighted average cost of funds is expected to decline, though total interest expense will continue to be driven by the higher amount of outstanding debt.

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

Cost of Timeshare Intervals Sold

      The cost of timeshare intervals sold for the second quarter of 2000 totaled $5.6 million or 23.7% of VOI revenue, compared to $2.7 million for the second quarter of 1999, or 23.8% of VOI revenue. The increase in cost of timeshare intervals sold is primarily due to increased sales volume as the percentage of VOI cost of sales actually fell slightly.

Depreciation and Amortization

      Depreciation and amortization increased 44% to $1.2 million for the second quarter of 2000 from $0.9 million for the same period in 1999. The increase is primarily due to $0.3 million increase associated with depreciation expense, and $0.2 million increase associated with goodwill amortization. These increases are a result of the impact of the Peppertree acquisition the Company completed in 1999.

      Goodwill amortization increased 102% to $0.3 million for the second quarter of 2000 from $0.2 million for the same period in 1999 and represented 68% of the increase. Goodwill associated with the Peppertree acquisition is approximately $15 million and is being amortized over 20 years, while goodwill associated with Eastern Resorts is being amortized over 40 years.

      Depreciation of the properties totaled $0.3 million and accounts for 46% of the increase in depreciation and amortization expense. The increase in depreciation is a result of a larger base of depreciable assets relating to the acquisition properties.

Sales And Marketing

      Sales and marketing expense increased to $11.4 million for the second quarter of 2000 from $4.9 million for the same time period in 1999. Sales and marketing expense increased to 48.1% as a percentage of VOI revenue for the second quarter of 2000, compared to 42.5% for the same period in 1999. The increase in total sales and marketing expense is largely due to the inclusion of operating results from Peppertree. During the second quarter of 2000 Peppertree's sales and marketing expense as a percent of VOI sales was 52.3% as compared to 44.0% for the Company's non-Peppertree sales centers during the same period. Peppertree sales centers currently experience a higher cost level, particularly relating to tour costs, than the Company's other sales centers. The Company anticipates that the Peppertree sales and marketing expenses as a percent of VOI revenue will decline during 2000 as the Company introduces various cost-reducing measures, though, these cost levels are likely to remain higher than the Company's historic average during the balance of 2000. There is no assurance that the excessive sales and marketing costs at Peppertree will be corrected in 2000, or thereafter.

Resort Management

      Resort management expense for the second quarter of 2000 totaled $5.0 million, or 74% of resort operations revenue, as compared $5.1 million, or 81% of resort operations revenue, for the comparable period in 1999. The decline in resort management expenses as a percentage of resort operations revenue reflects management's efforts to improve efficiency in this area.

General and Administrative

      General and administrative expense increased 85% to $4.5 million for the second quarter of 2000 from $2.4 million for the same period in 1999. The increased costs are attributable to the inclusion of general and administrative costs associated with Peppertree, which represented 84% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, outside service costs, and servicing fees due to growth of the Company.

      General and administrative expense as a percentage of total revenue increased to 11.2% of total revenue for the second quarter of 2000, compared with 10.1% of total revenue for the second quarter of 1999. General and administrative costs will continue to increase in absolute dollars as the Company invests in its management and organization infrastructure in order to achieve anticipated growth in the Company's corporate structure.

Provision For Income Taxes

      The provision for income taxes for the second quarter of 2000 decreased 1% to $1.8 million from $1.8 million for the same period in 1999. The decrease is attributable to the decrease in pretax income during the second quarter of 2000 as compared to the same period in 1999. The provision for income taxes represents approximately 42% and 40% of pretax income for the second quarter of 2000 and 1999, respectively

                         SIX MONTHS ENDED JUNE 30, 2000

                     June 30, 2000 Compared to June 30, 1999

      During the six months ended June 30, 2000, the Company's results included all the acquisition properties. These are Eastern Resorts, acquired in August 1998, the KGI Properties, acquired March 25, 1999, and Peppertree, acquired November 17, 1999. Therefore, the six months ended June 30, 1999 include Eastern Resorts for the entire period, but the former KGI properties only for the period March 25 through June 30, 1999. The six month period ended June 30, 2000 contains Eastern Resorts, Peppertree and the KGI Properties for the full period.

Net Income

      Total revenue rose 119% to $78.6 million for the first six months of 2000 as compared to $35.9 million for the same time period in 1999. Income before provision for income taxes increased 21% to $8.9 million for the six months ended June 30, 2000, as compared to $7.3 million for the same period in 1999. Net income increased 18% to $5.1 million for the six months ended June 30, 2000 from $4.3 million for the same period in 1999. Growth in revenue, expense and net income is largely due to the addition of the acquired properties.

Interest Income

      Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 63% to $18.9 million for the first six months of 2000 from $11.6 million for the same time period in 1999, primarily due to higher average outstanding balances on the loan portfolio of approximately $100 million for the first six months of 2000. In addition, the weighted average interest rate on the loan portfolio increased approximately 70 basis points. The increase in the portfolio was due principally to the addition of acquired resort's existing portfolios and continued growth of the owned consumer loan portfolio. Third party hypothecation loans also increased in size and the weighted average interest rate increased.

      Interest income related to the consumer loan portfolio increased to 91% of total interest income for the first six months of 2000, compared to 80% of interest income for the same period in 1999. The increase is primarily due higher average outstanding balances of the owned consumer portfolio.

      Interest on acquisition, development, and construction loans ("A&D Loans") decreased 33% to $1.5 million for the first six months of 2000 from $2.3 million for the same period in 1999, mainly due to lower average outstanding balances due to the elimination in consolidation of businesses acquired after March 25, 1999. A&D Loan originations declined 44% from $11.7 million for the first six months of 1999 to $6.5 million for the same period in 2000, while third party consumer loan receivables originations declined approximately 26% from $37.1 million for the first six months of 1999 to $27.6 million for the first six months of 2000. The decline in A&D loan originations is attributable to a shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying more on captive originations from sale of VOI's in the Company's own resorts.

VOI Sales

      VOI sales revenues increased to $46.2 million for the six months ended June 30, 2000, from $16.3 million for the same time period in 1999. Vacation ownership sales revenue increased to 59% of total revenue for the first six months of 2000 as compared to 46% for the same period in 1999. The increase in VOI sales revenues is largely due to the impact of two acquisitions that the Company completed in 1999. The Company now owns or manages 30 timeshare resort locations with a completed inventory of approximately 27,236 VOIs. The Company operates 17 sales centers, 9 of which sell points in the Company's vacation club.

      The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                           Six months Ended
                                                         June 30,     June 30,
                                                           2000         1999
                                                         -------      -------
Timeshare intervals sold, fixed weeks only                 2,151        1,560
Average Sales Price per fixed week interval              $11,456      $10,476
Number of VOI's in inventory at period end                27,236       26,011

      As a result of the Peppertree acquisition, nine of the Company's sales centers sell points in its vacation club rather than traditional timeshare weeks. Pricing policies for club points involve a greater range of variation due to different sizes of points packages than prices for fixed or floating week VOI's. Therefore, statistics concerning "average sales price" no longer correlate directly to prior measures of average sale price. Similarly, sales of biennial VOI's are counted as sale of an interval, though the customer pays a lower absolute price for his or her alternate year usage rights. Inclusion of biennial sales tends to lower the average sales price per interval, though the available number of VOIs in inventory would be much greater if used as biennials rather than as whole weeks or their equivalent in points. Based on all the foregoing factors, the stated average sales price per timeshare interval may not reflect fully the actual revenues received for each equivalent to a whole week of resort usage.

Resort Operations

      Resort operations revenue totaled $12.7 million for the first six months of 2000, as compared to $7.3 million for 1999. The increase in resort operations is largely due to the impact of the two acquisitions that the Company completed in 1999. Resort management expenses as a percentage of resort operation revenue decreased to 71% for the first six months of 2000 compared with 82% for the same period in 1999. The decline in resort management expenses as a percentage of resort operations revenue is primarily due to the addition of several resort properties that derive significant room revenue from unsold timeshare inventory.

Other Income

      Other income increased 21% to $0.8 million for the six months ended June 30, 2000 as compared to $0.6 million for the same time period in 1999. The increase in other income is primarily due to other income associated with acquisition properties and in part due to an increase in service income associated with consumer receivables. Other income associated with acquisition properties represented 96% of the increase in other income.

Provision For Doubtful Receivables

      The provision for doubtful receivables increased 345% to $3.7 million for the first six months of 2000 from $0.8 million for the same time period in 1999. The increase in the provision for doubtful accounts results in part from the sharp increase in consumer receivables generated from the acquisition-related properties. However, the increase also reflects a decision by management to increase the Company's provisions for doubtful receivables from 3.5% of VOI sales during the first half of 1999 to 8% of VOI sales during the first half of 2000. This increase reflects what the Company's Target Reserve Methodology suggests is a more appropriate long term rate of provisioning. The increased percentage rate of provisioning for doubtful receivables in effect during the first half of 2000 increased the dollar amount of provisions in the first half of 2000 by approximately $2.1 million compared with what it would have been under the rate of provisioning in effect during the first half of 1999. The Company assumes all default risk for receivables relating to purchases of VOI's in the Company's own resorts. However, the Company has a right to put defaulted consumer receivables relating to consumer purchases in third party resorts to the third party developers. Thus, as the proportion of the Company's total consumer loan portfolio that relates to the Company's own resorts grows, the total level of provisioning for doubtful receivables relating to the Company's own sales becomes more significant.

      The Company established a minimum reserve target for its owned consumer loans based on the principal aging of the Consumer Loans. The following list sets forth the target reserve level based on the aging of any given owned consumer note receivable:

                  o      Current - 29 days past due    5%
                  o      30 - 59 days past due        10%
                  o      60 - 89 days past due        50%
                  o      90+ days past due            95%

      The targeted reserve level is based on the outstanding principal balance of the Consumer loan less an inventory recapture amount. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against the allowance for doubtful receivables. The following table sets forth the allowance for doubtful accounts at June 30, 2000 as compared to June 30, 1999:

                         Allowance for Doubtful Accounts
                                 (in thousands)

                                                          06/30/00    06/30/99
                                                          --------    --------
Allowance for doubtful accounts,
   Beginning of period                                     10,073       3,835
Allowance related to an acquisition                           501       2,157
Provision for loan losses                                   3,689         829
Charges to allowance for doubtful accounts                 (3,729)       (189)
   Recoveries                                                 270          -0-
                                                          -------     -------
Allowance for doubtful accounts, end of period             10,804       6,632

As a % of total loans                                         4.0%        3.6%

      At June 30, 2000, the Company had total reserves (including over collateralization on the Hypothecation Loans) for its loan portfolio (including consumer receivable and acquisition and development loans) equal to $33.9 million or 12.6% of total loans. This represented a reserve coverage ratio ("RCR") of 4.4 times the $7.7 million of consumer receivables that were 60 days past due at June 30, 2000 on the entire consumer note receivable portfolio. Included in this amount were total reserves and over collateralization of $23.2 million on third party consumer receivables or approximately 19.9% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented an RCR of 11.8 times the $1.9 million of such receivables that were 60 or more days past due at June 30, 2000.

      At June 30, 2000 the Company maintained an aggregate allowance for doubtful receivables of $10.8 million, or 7.9% of the outstanding consumer receivable portfolio from owned resorts. This represented an RCR of 1.9 times the approximate $5.7 million in consumer receivables from owned resorts that were 60 days past due as of that date. The $10.8 million aggregate allowance for doubtful receivables at June 30, 2000 represented an increase of 63% compared with $6.6 million at June 30, 1999. This largely reflects the significant increases in reserves required by the Company's target reserve methodology compared with reserving policies previously in effect at Eastern Resorts, KGI or Peppertree. The allowance for doubtful accounts is maintained at a level believed adequate by management based upon a monthly analysis of the receivable portfolio.

      The following table sets forth the portfolio performance of the consumer receivable portfolio at June 30, 2000:

                       Consumer Receivable Loan Portfolio
                               As of June 30, 2000
                                 (In Thousands)

                   Current    30 - 59 days  60 - 89 days   90+ days      Total
                   -------    ------------  ------------   --------      -----
Owned Resorts     $128,870       $2,721        $1,947       $3,801     $137,339
                      93.8%         2.0%          1.4%         2.8%       100.0%

Third Party (1)   $111,995       $2,577        $1,196       $  767     $116,536
                      96.1%         2.2%          1.0%         0.7%       100.0%

Total             $240,866       $5,298        $3,143       $4,568     $253,875
                      94.9%         2.1%          1.2%         1.8%       100.0%

(1) Includes the consumer receivables that collateralize the hypothecation loans.

      At June 30, 2000, 94.9% of the consumer receivable portfolio was current, and there were notes with a principal balance of $4.6 million that were over 91 days past due. Of this amount, $3.8 million were notes relating to the consumer receivables in the Company's resorts. During the first six months of 2000, the company wrote off 765 consumer notes with an outstanding principal balance of $5.2 million. With limited exceptions, the Company services the loans in its portfolio internally, using its own personnel and facilities, although loans currently owned by Peppertree are the subject of outsourcing arrangements for collection services.

Interest Expense

      Interest expense, net of capitalized amounts, increased 130% to $12.5 million for the first six months of 2000 as compared to $5.5 million for the same time period in 1999. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the acquisitions, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $130 million, while the weighted average interest rate on outstanding debt increased from 6.7% for the first six months of 1999 to 8.8% for the first six months of 2000. The increase in the weighted average interest rate reflects the assumption by the Company of debt relating to Peppertree at higher interest costs than the Company's own cost of capital. As former Peppertree loan facilities are repaid, the weighted average cost of outstanding debt will decline.

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

Cost of Timeshare Intervals Sold

      The cost of timeshare intervals sold for the first six months of 2000 totaled $11.1 million or 23.9% of VOI revenue, compared to $3.9 million for the six months ended June 30, 1999, or 23.8% of VOI revenue. The increase in cost of timeshare intervals sold is primarily due to the inclusion of operating results for the Peppertree acquisition and increased sales volume.

Depreciation and Amortization

      Depreciation and amortization increased 49% to $2.4 million for the first six months of 2000 from $1.6 million for the same period in 1999. The increase is primarily due to $0.5 million increase associated with depreciation expense, and $0.4 million increase associated with goodwill amortization. These increases are a result of the impact of the two acquisitions the Company completed in 1999.

      Goodwill amortization increased 121% to $0.8 million for the first six months of 2000 from $0.3 million for the same period in 1999 and represented 53% of the increase. Goodwill associated with the Peppertree acquisition is approximately $15 million and is being amortized over 20 years, while goodwill associated with Eastern Resorts is being amortized over 40 years.

      Depreciation of the properties totaled $0.6 million and accounts for 69% of the increase in depreciation and amortization expenses. The increase in depreciation is a result of a larger base of depreciable assets relating to the acquisition properties.

Sales And Marketing

      Sales and marketing expense increased to $21.9 million for the first six months of 2000 from $7.0 million for the same time period in 1999. Sales and marketing expense increased to 47.3% as a percentage of VOI revenue for the six months of 2000, compared to 42.6% for the same period in 1999. The increase in total sales and marketing expense is due to the inclusion of operating results from acquired properties. Peppertree sales centers currently experience a higher cost level, particularly relating to tour costs, than the Company's other sales centers. The Company anticipates that the Peppertree sales and marketing expenses as a percent of VOI revenue will decline during 2000 as the Company introduces various cost-reducing measures, though these cost levels are likely to remain higher than the Company's historic average during the balance of 2000. Peppertree's sales and marketing expense as a percent of VOI sales for the six months of 2000 was 51.7%, compared to an aggregate of 43.7% for the non-Peppertree sales centers. Although the former Peppertree sales and marketing senior management has now been replaced, there is no assurance that the excessive sales and marketing costs at Peppertree will be corrected during the balance of 2000, or thereafter.

Resort Management

      Resort management expense for the six months ended June 30, 2000 totaled $9.0 million, or 71% of resort operations revenue, as compared $6.0 million, or 82% of resort operations revenue, for the comparable period in 1999. The decline in resort management expenses as a percentage of resort operations revenue is primarily due to the addition of several resort properties that derive significant room revenue from unsold timeshare inventory.

General and Administrative

      General and administrative expense increased 141% to $9.2 million for the first six months of 2000 from $3.8 million for the same period in 1999. The increased costs are attributable to the inclusion of general and administrative costs associated with the acquisition properties, which represented 83% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, outside service costs, and servicing fees due to growth of the Company.

      General and administrative expense as a percent of total revenue increased to 11.8% of total revenue for the six months ended June 30, 2000, compared with 10.7% of total revenue for the same period in 1999. General and administrative costs will continue to increase in absolute dollars as the Company invests in its management and organization infrastructure in order to achieve anticipated growth in the Company's corporate structure.

Provision For Income Taxes

      The provision for income taxes for the six months ended June 30, 2000 increased 24% to $3.7 million from $3.0 million for the same period in 1999. The increase is attributable to the increase in pretax income during the first six months of 2000 as compared to the same period in 1999. The provision for income taxes represents approximately 42% and 41% of pretax income for the first six months of 2000 and 1999, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by Item 3 is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Result of Operations in Item 2 above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In January 1996, Mr. Joseph Mooney, a former officer of the Company, filed a lawsuit in the Circuit Court of Broward County, Florida against the Company and certain other defendants, seeking damages in excess of $1.1 million. The Company in turn filed counterclaims against Mr. Mooney.

      The Court denied Mr. Mooney's claim for tortious interference and, in June, 1999, the Court dismissed with prejudice all other complaints of Mr. Mooney's against the Company. Mr. Mooney appealed the dismissal to the Fourth District Court of Appeals. On May 24, 2000, the Florida Appellate Court affirmed the Trial Court's dismissal with prejudice of Mr. Mooney's claims against the Company. The Company is still participating in this action as it relates to any interest it has on outstanding claims by Mr. Mooney against the remaining defendants in this action.

      On or about March 12, 1998, Resort Funding provided two loans to a Project Developer known as Riverside Suites Ltd. ("Riverside"), consisting of an Acquisition and Development loan in the amount of $6.3 million and a Hypothecation Loan facility with a maximum commitment of $15 million (the "Loans"). These Loans were provided to Riverside to develop a timeshare condominium project known as Riverside Suites in San Antonio, Texas (the "San Antonio Project") out of an existing building along the San Antonio Riverwalk. Certain disputes arose between Riverside, Resort Funding and contractors in respect to work performed at the San Antonio Project. As a result, various contractors filed liens against the San Antonio Project, and M. J. Boyle, the General Contractor for the San Antonio Project, filed an action against Riverside and Resort Funding in the District Court of Bexar County, Texas for breach of contract and for $1.9 million allegedly owed to him for work performed in connection with the San Antonio Project (the "Lien Action").

      On April 18, 2000, the parties entered into a Settlement Agreement whereby Resort Funding agreed to make, and has made, certain payments to M. J. Boyle, in satisfaction of Boyle's outstanding claims. Riverside and Resort Funding entered into a second Settlement Agreement whereby Equivest Texas, Inc. ("Equivest Texas") a wholly owned subsidiary of the Company, took possession of the Resort by a deed in lieu of foreclosure on May 3, 2000, and agreed to assume certain payment obligations in connection therewith. Equivest Texas now operates the San Antonio Project as a timeshare resort hotel, as part of the Company's resort network.

      For other information regarding certain litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ended December 31, 1999, and the Company's Form 10-Q filed May 15, 2000, for the quarterly period ending March 31, 2000, which is incorporated herein by reference.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. (a) Exhibits.

      The following exhibits are filed herewith:

      10.1 Second Amendment Agreement dated as of August 4, 2000, to the Receivables Loan and Security Agreement, dated as of January 31, 2000, among EFI Funding Company, Inc., Resort Funding, Inc., Autobahn Funding Company, LLC, DG Bank Deutsche Genossenschaftsbank AG; US Bank Trust National Association and Sage Systems, Inc.

      10.2 Loan and Security Agreement by and between FINOVA Capital Corporation and Eastern Resorts Company, LLC., dated as of June 15, 2000.

      10.3 Registration Rights Agreement entered into as of the 16th day of November, 1999, by and among Equivest Finance, Inc., and C. Wayne Kinser, the Sharon Kay Williamson Charitable Remainder Unitrust, the David Wayne Kinser Charitable Remainder Unitrust, Donald Clayton, John McFarland and Herbert Patrick, Jr.

      (b) Reports on Form 8-K:

      The Company filed the following reports on Form 8-K during the quarter covered by this report:

      (i) May 11, 2000 Form 8-K announcing record first quarter revenues and earnings; earnings per share increase 50%.

      (ii) May 16, 2000 Form 8-K announcing retention of UBS Warburg by Bennett Funding Estate to consider strategic alternatives.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.


BY:          /S/
    ----------------------------------------
Gerald L. Klaben, Jr.
Senior Vice President and Chief Financial Officer

Dated: August 14, 2000