Form 10-Q
period 2000-09-30
EQUIVEST FINANCE INC
filed 2000-11-14
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2000
                                              ------------------

Commission File Number: 0-18201
                       --------



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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, 28,089,722 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes [ ]   No [X]

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I       FINANCIAL INFORMATION
------

Item 1.      Financial Statements

             Consolidated Condensed Financial Information:
                  Consolidated Condensed Balance Sheets - September 30, 2000 (unaudited) and              3
                       December 31, 1999
                  Unaudited Consolidated Condensed Statements of Income  - Three Months Ended
                       September 30, 2000 and 1999                                                        4
                  Unaudited Consolidated Condensed Statements of Income  - Nine Months Ended
                       September 30, 2000 and 1999                                                        5
                  Unaudited Consolidated Statement of Equity Accounts                                     6
                  Unaudited Consolidated Condensed Statements of Cash Flow - Nine Months Ended
                       September 30, 2000 and 1999                                                        7
                  Notes to Consolidated Condensed Financial Statements                                    8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                         15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                  29



PART II      OTHER INFORMATION
-------

Item 1.      Legal Proceedings                                                                           30

Item 2.      Changes in Securities and Use of Proceeds                                                   30

Item 3.      Defaults Upon Senior Securities                                                             30

Item 4.      Submission of Matters to a Vote of Security Holders                                         30

Item 5.      Other Information                                                                           30

Item 6.      Exhibits and Reports on Form 8-K                                                            30


SIGNATURES









                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              September 30,           December 31,
                                                                                   2000                   1999
                                                                           ---------------------  ---------------------
                                                                                 Unaudited
ASSETS
   Cash and cash equivalents                                                $         2,153,825    $         8,010,888
   Receivables, net                                                                 265,844,922            247,081,791
   Investment in real estate joint venture                                                  -0-              4,415,780
   Inventory                                                                         95,259,273             87,925,117
   Property and equipment, net                                                       17,075,423             18,122,843
   Goodwill, net                                                                     40,332,160             41,374,002
   Other assets                                                                      15,907,656             10,055,233
                                                                            --------------------   --------------------

                                                             TOTAL ASSETS   $       436,573,259    $       416,985,654
                                                                            ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                         $        10,194,740    $         6,288,195
   Accrued expenses and other liabilities                                            27,242,903             20,832,657
   Income taxes                                                                      25,249,954             25,144,701
   Notes payable                                                                    289,858,760            289,357,773
                                                                            --------------------   --------------------
                                                        TOTAL LIABILITIES           352,546,357            341,623,326

CONTINGENCIES, COMMITMENTS
AND LIQUIDITY

STOCKHOLDERS' EQUITY
   Cumulative Redeemable Preferred Stock--Series 2 Class A, $3 par value; 15,000 shares authorized,
     10,000 shares outstanding; $10,000,000 liquidation value                           30,000                 30,000
   Common Stock, $.01 par value; 50,000,000
     shares authorized; 28,089,722 shares outstanding                                  280,897                280,897
   Additional paid in capital                                                       62,246,553             62,246,553
   Retained earnings                                                                21,469,452             12,804,878
                                                                            -------------------    -------------------
                                            TOTAL STOCKHOLDERS' EQUITY              84,026,902             75,362,328
                                                                            -------------------   --------------------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      436,573,259    $       416,985,654
                                                                            ===================  =====================

     See Accompanying Notes To Consolidated Condensed Financial Statements.





                                                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                           2000                   1999
                                                           ----                   ----
REVENUE

    Timeshare interval sales                        $   31,567,724         $   11,889,372
    Interest                                             9,967,046              6,422,072
    Resort operations                                    6,669,592              6,674,306
    Other income                                           228,873                690,759
                                                    ---------------        ---------------
                                                        48,433,235             25,676,509
                                                    ---------------        ---------------

COSTS AND EXPENSES

    Interest                                             6,505,115              3,396,200
    Cost of timeshare intervals sold                     7,872,766              2,853,547
    Sales and marketing                                 14,912,082              5,202,075
    Resort management                                    5,050,505              6,098,748
    Depreciation and amortization                        1,194,189                608,157
    Provision for doubtful receivables                   2,509,332                620,599
    General and administrative                           4,184,274              1,910,387
                                                    ---------------        ---------------

                                                        42,228,263             20,689,713
                                                    ---------------        ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES                 6,204,972              4,986,796

PROVISION FOR INCOME TAXES                               2,675,000              2,075,000
                                                    ---------------        ---------------

NET INCOME                                          $    3,529,972         $    2,911,796
                                                    ===============        ===============


Basic earnings per common share                     $         0.12         $         0.11
                                                    ===============        ===============

Diluted earnings per common share                   $         0.12         $         0.11
                                                    ===============        ===============


     See Accompanying Notes To Consolidated Condensed Financial Statements.



                                                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                               9 Months Ended September 30,
                                                               ----------------------------
                                                               2000                  1999
                                                               ----                  ----
REVENUE

           Timeshare interval sales                        $  77,761,867        $  28,232,866
           Interest                                           28,900,754           18,009,170
           Resort operations                                  19,339,515           14,016,003
           Other income                                        1,009,897            1,335,047
                                                           --------------       --------------

                                                             127,012,033           61,593,086
                                                           --------------       --------------

COSTS AND EXPENSES

           Interest                                           19,026,296            8,846,346
           Cost of timeshare intervals sold                   18,934,882            6,747,271
           Sales and marketing                                36,769,024           12,172,073
           Resort management                                  14,012,687           12,092,083
           Depreciation and amortization                       3,577,716            2,207,154
           Provision for doubtful receivables                  6,198,559            1,449,919
           General and administrative                         13,428,295            5,749,126
                                                           --------------       --------------

                                                             111,947,459           49,263,972
                                                           --------------       --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                      15,064,574           12,329,114

PROVISION FOR INCOME TAXES                                     6,400,000            5,075,000
                                                           --------------       --------------

NET INCOME                                                 $   8,664,574        $   7,254,114
                                                           ==============       ==============


Basic earnings per common share                                    $0.29                $0.27
                                                           ==============       ==============

Diluted earnings per common share                                  $0.29                $0.26
                                                           ==============       ==============


     See Accompanying Notes To Consolidated Condensed Financial Statements.



                                                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF EQUITY ACCOUNTS (UNAUDITED)
                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                 Redeemable
                                                 Preferred
                                                Stock-Series 2                                   Additional        Retained
                                   Total           Class A      Common Shares    Stock Amount  Paid in Capital     Earnings
                                -------------    -----------    --------------    ----------   --------------   --------------
Balances at December 31, 1999   $ 75,362,328     $   30,000        28,089,722     $ 280,897    $  62,246,553    $  12,804,878

Net Income                         8,664,574                                                                        8,664,574
                                -------------    -----------    --------------    ----------   --------------   --------------

Balances at September 30, 2000   $84,026,902     $   30,000        28,089,722     $ 280,897    $  62,246,553    $  21,469,452
                                =============    ===========    ==============    ==========   ==============   ==============




     See Accompanying Notes To Consolidated Condensed Financial Statements.







                                                 EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                             2000               1999
                                                                                       ---------------     -------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                          $    8,664,574    $     7,254,114
   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating  activities:
      Amortization and depreciation                                                         3,577,716          2,207,154
      Provision for doubtful receivables                                                    6,198,559          1,449,919
      Changes in assets and liabilities, net of
        effects from purchase of KGI (1999)
        Other assets                                                                       (2,310,185)        (1,206,511)
        Inventory                                                                          (2,918,376)          (580,426)
        Accounts payable and accrued expenses                                               5,187,929          2,790,947
                                                                                       ---------------   ----------------
                                           NET CASH PROVIDED BY OPERATING ACTIVITIES       18,400,217         11,915,197

CASH FLOWS USED IN INVESTING ACTIVITIES
   Increase in receivables, net                                                           (19,804,973)       (23,223,795)
   Purchase of equipment                                                                     (201,960)          (716,892)
   Investment in joint venture                                                                     --         (1,231,054)
   Partial payment on purchase of KGI, net of cash acquired of $762,706
                                                                                                   --         (1,941,492)
                                                                                       ---------------   ----------------
                                               NET CASH USED IN INVESTING ACTIVITIES      (20,006,933)       (27,113,233)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
   Repayments on loans  receivable - related party                                                 --            595,634
   Proceeds from notes payable                                                            185,081,232         78,258,000
   Payments on notes payable                                                             (184,580,246)       (58,355,384)
   Restricted cash                                                                         (4,751,333)        (1,134,130)
   Payments on non-recourse notes payable                                                          --         (1,758,140)
                                                                                       ---------------   ----------------
                                NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES      (4,250,347)         17,605,980
                                                                                       ---------------   ----------------
                                                         (DECREASE) INCREASE IN CASH      (5,857,063)          2,407,944
                                                                                       ---------------   ----------------


Cash and cash equivalents at beginning of period                                            8,010,888          3,486,720
                                                                                       ---------------   ----------------
                                          CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    2,153,825    $     5,894,664
                                                                                       ===============   ================

Supplemental Cash Flow Information:
      Interest paid                                                                    $   19,141,063    $     8,738,764
                                                                                       ===============   ================

      Income taxes paid                                                                $    3,844,661    $     4,093,433
                                                                                       ===============   ================

Supplemental Schedule of Non-cash Investing Activity:
      Reclassification of investment in joint venture to inventory as a result of
      foreclosure                                                                      $    4,415,780    $           -0-
                                                                                       ===============   ================


     See Accompanying Notes To Consolidated Condensed Financial Statements.

                             EQUIVEST FINANCE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.         Basis of Presentation

           The accompanying consolidated condensed interim financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-KSB for the year ended December 31, 1999.

           Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Resort Funding, Inc. and its subsidiary, BFICP Corporation (collectively, "Resort Funding"), EFI Funding Company, Inc., EFI Development Funding, Inc., Equivest Capital Funding, Inc. (inactive), Resort Marketing Services, Inc., Mirror Lake Development, Inc., Mirror Lake Realty, Inc., Eastern Resorts Corporation and its subsidiaries, Eastern Resorts Company, LLC and Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts"); Bluebeard's Castle, Inc., and subsidiaries thereof, Castle Acquisition, Inc., Avenue Plaza LLC, Ocean City Coconut Malorie Resort, Inc., St. Augustine Resort Development Group, Inc. and Equivest Washington, Inc., Equivest St. Thomas, Inc., Equivest Maryland, Inc., Equivest Florida, Inc., and Equivest Louisiana, Inc., (all of which were acquired or created in connection with the acquisition by the Company of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from Kosmas Group International, Inc. ( ("KGI") in March 1999); Peppertree Resorts Ltd., and its subsidiaries, Peppertree Resort Villas, Inc., Peppertree Resorts Vacation Club, Inc., Peppertree Vacation Club, Inc., and
Peppertree Resorts Management, Inc. (all of which were acquired in connection with the acquisition by the Company of fifteen timeshare vacation resorts, management contracts and consumer notes receivable from Peppertree Resorts, Ltd. (("Peppertree Resorts") in November 1999); and Equivest Texas, Inc, which was created in connection with the acquisition by the Company of a resort development site on May 3, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                     Buildings and improvements            5-40 years
                     Furniture and equipment               3-7 years

           Earnings Per Share

           Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computation follows:

                                                                                  For the Quarter Ended September 30, 2000

                                                                           Income                   Shares              Per-Share
                                                                         (Numerator)              (Denominator)           Amount
                                                                         -----------              -------------         ---------
     Net Income                                                           $3,529,972
     Less: Preferred Stock dividends                                       (150,000)
                                                                        ------------

     Basic earnings per share:
       Income available to common stockholders                             3,379,972                 28,089,722            $.12
                                                                                                                           ====

     Effect of dilutive securities:
       Stock options                                                                                    256,098
                                                                        ------------                -----------

     Diluted earnings per share:
       Income available to common stockholders
         plus assumed conversions                                         $3,379,972                 28,345,820            $.12
                                                                         ===========                ===========            ====

                                                                                      For the Quarter Ended September 30, 1999

                                                                           Income                   Shares              Per-Share
                                                                         (Numerator)              (Denominator)           Amount
                                                                         -----------              -------------         ---------
     Net Income                                                           $2,911,796
     Less: Preferred Stock dividends                                       (150,000)
                                                                        ------------

     Basic earnings per share:
       Income available to common stockholders                            2,761,796                  25,688,351            $.11
                                                                                                                           ====

     Effect of dilutive securities:
       Warrants                                                                                          87,117
       Stock options                                                                                    410,848
                                                                         ------------               -----------

     Diluted earnings per share:
       Income available to common stockholders
         plus assumed conversions                                        $2,761,796                  26,186,316            $.11
                                                                         ===========                ===========            ====




                                                                           For the Nine Months Ended September 30, 2000

                                                                           Income                   Shares              Per-Share
                                                                         (Numerator)              (Denominator)           Amount
                                                                         -----------              -------------         ---------
     Net Income                                                           $8,664,574
     Less: Preferred Stock dividends                                       (450,000)
                                                                        ------------

     Basic earnings per share:
       Income available to common stockholders                             8,214,574                 28,089,722            $.29
                                                                                                                           ====

     Effect of dilutive securities:
       Stock options                                                                                    256,098
                                                                          -----------               ------------

     Diluted earnings per share:
       Income available to common stockholders
         plus assumed conversions                                        $ 8,214,574                  28,345,820            $.29
                                                                         ===========                 ===========            ====

                                                                            For the Nine Months Ended September 30, 1999

                                                                           Income                   Shares              Per-Share
                                                                         (Numerator)              (Denominator)           Amount
                                                                         -----------              -------------         ---------
     Net Income                                                           $7,254,114
     Less: Preferred Stock dividends                                       (450,000)
                                                                        ------------

     Basic earnings per share:
       Income available to common stockholders                            6,804,114                  25,528,607            $.27
                                                                                                                           ====

     Effect of dilutive securities:
       Warrants                                                                                          88,077
       Stock options                                                                                    414,461
                                                            --------------                          -----------

     Diluted earnings per share:
       Income available to common stockholders
         plus assumed conversions                                         $6,804,114                 26,031,145            $.26
                                                                          ==========                ===========            ====


           Redeemable Preferred Stock

           At September 30, 2000, the cumulative undeclared and unpaid dividends amount to $1,350,000.


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

           Reclassifications

           Certain  amounts for the three months and nine months ended September
30,  1999  have  been   reclassified   to  be  consistent  with  the  year  2000
classifications.

C.         Contingencies, Commitments and Liquidity

           The Company's primary credit facility is a $150 million facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahn Funding Company LLC ("DG Credit Facility"). The facility went into place in January 2000, replacing the $75 million receivables line from November 1997 with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). The DG Credit Facility has a committed term of five years, with an interest rate based on lender's commercial paper rate plus 135 basis points. Financing is through a special purpose entity wholly owned by the Company which purchases receivables from the Company for use as pledged collateral to bank loans. As of September 30, 2000, the DG Credit Facility had an outstanding balance of $128.3 million.

           In September 1999, Finova Capital Corporation ("Finova") extended a $20.0 million revolving credit facility to the Company for third party loans. The outstanding balance of this facility as of September 30, 2000 was $4.5 million. In May 2000, Finova extended an additional $30 million facility to the Company for use in financing its own resorts. As of September 30, 2000, the outstanding balance on the $30 million facility was $5.5 million. Finova has advised the Company that it is not presently able to honor its commitments under either credit line beyond the two projects funded to date due to its own liquidity issues. Though the Company believes that Finova is obligated to resume lending under the two facilities, it does not know whether or when Finova's financial condition will enable it to honor its obligations.

           In November 1999, the Bank of America, N.A. extended a $20.7 million bridge loan facility to the Company for the acquisition of Peppertree Resorts. As of September 30, 2000, the outstanding loan balance was $16.8 million. As of November 19, 2000, Bank of America and the Company agreed in principal to extend this facility to February 17, 2001, and certain other terms of the agreement were modified. Under the revised agreement, the Company is continuing to make fixed principal payments of $300,000 per month.

           During the term of this extension the Company anticipates that it will be discussing with Bank of America the terms of a longer-term extension of this bridge facility. There can be no assurance that an agreement will be reached before the expiration of the extended maturity date of February 17, 2001.

           The Company had total indebtedness to CSFB on October 31, 2000 of $46.7 million. Of this amount, $18.6 million relates to a revolving acquisition and development financing line that is in an amortization phase, $2.1 million is outstanding as part of a loan extended to the Company by CSFB in connection with the purchase of Eastern Resorts Corporation, $13.6 million is mortgage indebtedness relating to the Avenue Plaza Hotel and Pro Spa in New Orleans, LA and $12.4 million is mortgage indebtedness relating to the Company's three hotels located in St. Thomas, USVI. Of this total amount $20.7 million matures on November 20, 2000. CFSB has agreed that it will extend the maturity of this indebtedness until January 5, 2001 to permit further discussions regarding a longer term extension. The Avenue Plaza loan matures December 31, 2000, and the St. Thomas loan matures on August 11, 2001.

           The CSFB credit lines are all secured except for a portion of the debt relating to the Eastern Resorts acquisition. The A&D line, and both the Avenue Plaza and St. Thomas mortgage loans, are all subject to principal repayment through release fees relating to timeshare sales. The Company has repaid approximately $88 million in total to CSFB during 2000 to date.

           The Company and CSFB are in discussions concerning an extension of all the Company's indebtedness. CSFB has agreed to extend the maturity of the debt due on November 19, 2000 to January 5, 2001. CSFB has indicated a willingness to discuss a longer term extension of its outstanding debt prior to January, 2001. However, there is no assurance that an agreement will be reached with CSFB concerning a longer term extension of the Company's indebtedness, or if an extension is agreed, what the duration of any such longer term extensnion will be, or the cost thereof.

           As of September 30, 2000 the Company's accounts payable exceeded $10.2 million. The balance of accounts payables has increased approximately $4 million since the end of 1999. The majority of this increase is due to the operational results at Peppertree Resorts for the nine months ending September 30, 2000. During the quarter the Company closed several smaller Peppertree sales centers, eliminated one Peppertree telemarketing center and significantly reduced head count in Peppertree as part of its ongoing program to improve profitability and liquidity.

D.         Segment Information

           Financial information with respect to the financing and resort development segments in which the Company operates follows for the periods indicated:

------------------------------------------------------------------------------------------------------------------------
                                                            Financing          Resort Development             Total
------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2000:
------------------------------------------------------------------------------------------------------------------------
    Revenues from external customers                        $ 10,160,507           $ 38,272,728            $ 48,433,235
------------------------------------------------------------------------------------------------------------------------
    Intersegment revenues                                        247,051                     --                 247,051
------------------------------------------------------------------------------------------------------------------------
    Segment Profit                                             1,535,244              5,316,376               6,851,620
------------------------------------------------------------------------------------------------------------------------
   Reconciliation  of total segment profit
   to consolidated  income before income
   taxes:
------------------------------------------------------------------------------------------------------------------------
   Total segment profit                                                                                       6,851,620
------------------------------------------------------------------------------------------------------------------------
    Unallocated corporate expenses                                                                            (646,648)
------------------------------------------------------------------------------------------------------------------------
   Consolidated income before
   provision for income taxes
                                                                                                              6,204,972
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999:
------------------------------------------------------------------------------------------------------------------------
    Revenues from external customers                        $  7,001,259           $ 18,675,250            $ 25,676,509
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
    Intersegment revenues                                      1,203,694                     --               1,203,694
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
    Segment Profit                                             3,518,746              1,735,842               5,254,588
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Reconciliation  of total  segment
  profit to consolidated income before income taxes:
------------------------------------------------------------------------------------------------------------------------
   Total segment profit                                                                                       5,254,588
------------------------------------------------------------------------------------------------------------------------
   Unallocated corporate expenses                                                                            (267,792)
------------------------------------------------------------------------------------------------------------------------
Consolidated income before provision for income taxes
                                                                                                              4,986,796
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------














--------------------------------------------------------------------------------------------------------------------------
                                                               Financing         Resort Development            Total
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000:
--------------------------------------------------------------------------------------------------------------------------
    Revenues from external customers                           $ 29,700,348          $ 97,311,685           $ 127,012,033
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
    Intersegment revenues                                           971,273                    --                 971,273
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
    Segment Profit                                                5,332,566            12,017,561              17,350,127
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
   Reconciliation of total segment profit
   to consolidated  income before income
   taxes:
--------------------------------------------------------------------------------------------------------------------------
   Total segment profit                                                                                        17,350,127
--------------------------------------------------------------------------------------------------------------------------
    Unallocated corporate expenses                                                                             (2,285,553)
--------------------------------------------------------------------------------------------------------------------------
   Consolidated income before
   provision for income
   taxes                                                                                                       15,064,574
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1999:
--------------------------------------------------------------------------------------------------------------------------
    Revenues from external customers                           $ 19,189,342          $ 42,403,744            $ 61,593,086
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
    Intersegment revenues                                         1,630,609                    --               1,630,609
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
    Segment Profit                                                8,352,737             5,035,561              13,388,298
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Reconciliation  of total segment profit to
  consolidated  income before income taxes:
--------------------------------------------------------------------------------------------------------------------------
   Total segment profit                                                                                        13,388,298
--------------------------------------------------------------------------------------------------------------------------
    Unallocated corporate expenses                                                                             (1,059,184)
--------------------------------------------------------------------------------------------------------------------------
Consolidated income before
provision for income taxes                                                                                     12,329,114
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Forward-looking Statements

           Certain matters discussed or incorporated herein by reference contain forward-looking statements. These statements may be identified by the use of words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Forward-looking statements are based on the Company's current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. These factors include, among others, general economic and business conditions, industry trends, changes in business strategy or development plans, availability and quality of management, adverse weather conditions or other natural causes affecting any of the Company's sales centers, costs of marketing programs, including no-show rates among tour guests and price increases by third party tour vendors, a downturn in the real estate cycle or other factors which result in lower sales of vacation ownership interests, possible financial difficulties of one or more of the developers with whom the Company does business (such as the risk of carrying non-performing assets or losses if defaulted loans prove to have insufficient collateral backing), fluctuations in interest rates, increases in fees or interest costs associated with the Company's indebtedness, availability of adequate liquidity, prepayments by consumers of indebtedness, prepayments by developers, inability of developers to honor replacement obligations for defaulted consumer notes, and competition from organizations with greater financial resources.

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                September 30, 2000 Compared to September 30, 1999


Net Income


           Total revenue rose 89% to $48.4 million for the third quarter of 2000 as compared to $25.7 million for the same time period in 1999. Total expenses increased 104% from $20.7 million for the third quarter of 1999 to $42.2 million for the same time period in 2000. Income before provision for income taxes increased 24% to $6.2 million for the three months ended September 30, 2000, as compared to $5.0 million for the same period in 1999. Net income increased 21% to $3.5 million for the three months ended September 30, 2000 from $2.9 million for the same period in 1999.

           During the quarter ended September 30, 2000, sales and marketing expense increased 187% to $14.9 million from $5.2 million for the third quarter of 1999. In addition to the increase in sales and marketing expense, interest expense, cost of timeshare intervals sold, provision for doubtful receivables and general and administrative costs contributed to the increase in total expense. The increase in both revenues and expenses, and to a significantly lower extent, the increase in net income, is due to the addition of operating results associated with the acquisition of Peppertree Resorts, Ltd. and certain of its affiliates ("Peppertree") in November of 1999, and to a lesser degree to the acquisition of Riverside Suites on May 3, 2000. Revenue and expenses relating to two earlier acquisitions, those of Eastern Resorts in August of 1998, and several properties formerly owned by Kosmas Group International (the "KGI" properties) in March of 1999, are included in the figures for the quarter ended September 30, 1999.

           Since the Peppertree acquisition in November 1999, the sales and marketing program of Peppertree has operated at a significantly higher cost level, as a percentage of vacation ownership interval ("VOI") sales revenue, than the Company's non-Peppertree sales centers. Sales commissions, marketing expenses and overhead costs as a percentage of VOI sales have all been considerably higher at Peppertree sales centers than at the Company's sales centers in other locations. Average price per sale and revenue per customer or overall efficiency, have also been lower at the former Peppertree sales centers. The Company is continuing its efforts to reduce Peppertree's higher cost structure and higher cost per tour and to bring these costs into line with the Company's non-Peppertree sales centers.

           During the first quarter of 2000, Peppertree sales and marketing costs were 50.9% of VOI sales, compared to 43.5% for the non-Peppertree resorts. During the second and third quarter, Peppertree sales and marketing costs rose to 52.3% and 56.1%, respectively, compared to sales and marketing costs for the Company's non-Peppertree resorts of 44.0% and 39.2%, respectively. Throughout the first three quarters of 2000 the Company specifically sought to bring Peppertree's marketing costs into line with the Company's experience at other locations, though the Company unsuccessfully attempted to make such cost reductions through the former Peppertree senior managers. At the beginning of June 2000, the Company replaced the former director of sales and marketing for Peppertree, and the former Peppertree Chief Financial Officer left the Company at the same time. The Company also began to reduce staffing levels both in call centers and at individual sales centers of Peppertree. Sales commission levels, the number of managerial staff in sales centers and regional headquarters staffing in Asheville, NC have also all been reduced, along with other steps designed to reduce excessive Peppertree costs. The Company does not know whether cost levels equal to the historic levels experienced at the non-Peppertree sales centers will be achieved, or if so, when this will occur. While Peppertree operations have been profitable for the nine months ended September 30, 2000, and for the three months ended September 30, 2000, the pretax profit margin on Peppertree revenues has been lower than most other operations of the Company.

VOI Sales

           VOI sales revenues increased 166% to $31.6 million for the third quarter of 2000, or 65% of total revenues from $11.9 million, or 46% of total revenue, for the same time period in 1999. The increase in VOI sales revenues is largely due to the impact of the Peppertree acquisition, and to a lesser degree to the Riverside Suites acquisition and increased sales volume at certain resort locations. VOI sales revenues at the resorts the Company owned as of September 30, 1999 increased 23% to $14.6 million for the third quarter of 2000, from $11.9 for the same period in 1999, while Peppertree and Riverside Suites sales revenues represented an increase of $15.0 million and $2.0 million, respectively for the third quarter of 2000. During the third quarter of 2000, the Company sold 1,427 fixed-week VOI's and 1,298 points packages, at a combined average sales price of approximately $11,600. The total increase in VOI sales revenues for the third quarter of 2000 reflected a 24% increase in the number of fixed-week VOIs sold, and a 12% increase in the average sales price of a VOI compared to the same quarter of 1999.

           The Company now owns or manages 30 timeshare resort locations with a completed VOI inventory of approximately 27,610 VOI's at September 30, 2000. This represented an aggregate gross sales value of more than $320 million at the average sales price per interval during the quarter ended September 30, 2000. The Company operates twelve sales centers, five of which sell points in the Company's vacation club rather than traditional VOIs.

           The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                              Three Months Ended
                                                   September 30,               September 30,
                                                         2000                          1999
                                                  --------------------          ---------------
Timeshare intervals sold                                   2,725                    1,154
Average Sales Price                                      $11,600                  $10,370
Number of VOI's in inventory at period end                27,610                   24,500

           As a result of the Peppertree acquisition, five of the Company's sales centers sell points in its vacation club rather than traditional timeshare weeks. Pricing policies for club points involve a greater range of variation due to different sizes of points packages than prices for fixed or floating week VOI's. Therefore, statistics concerning "average sales price" no longer correlate directly to prior measures of average sale price. Similarly, sales of biennial VOI's are counted as sale of an interval, though the customer pays a lower absolute price for his or her alternate year usage rights. Inclusion of biennial sales tends to lower the average sales price per interval, though the available number of VOIs in inventory would be much greater if used as biennials rather than as whole weeks or their equivalent in points. Based on all the foregoing factors, the stated average sales price per timeshare interval may not reflect fully the actual revenues received for each equivalent to a whole week of resort usage.

Interest Income

           Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 55% to $10.0 million for the third quarter of 2000 from $6.4 million for the same time period in 1999, primarily due to higher average outstanding balances on the loan portfolio of approximately $75 million for the third quarter of 2000. In addition, the weighted average interest rate on the loan portfolio increased approximately 140 basis points. The increase in the portfolio was due principally to the addition of owned resort's existing portfolios and continued growth of the owned consumer loan portfolio. Third party hypothecation loans also increased in size and the weighted average interest rate increased.

           The rate of consumer loan originations relating to purchasers of VOI's in the Company's own resorts increased significantly. VOI sales in the third quarter of 2000 were $31.6 million, which generated approximately $26.2 million in new consumer loans. During the comparable quarter of 1999, VOI sales were only $11.9 million, which generated approximately $9.1 million in new consumer loan originations.

           Interest income related to the consumer loan portfolio increased to 93% of total interest income for the third quarter of 2000, compared to 80% of interest income for the same period in 1999. The percentage increase is primarily due to higher average outstanding balances of the owned consumer portfolio, and to a lesser degree to declining average outstanding balances of acquisition, development, and construction loans ("A&D Loans").

           Interest on A&D Loans decreased 49% to $0.7 million for the third quarter of 2000 from $1.3 million for the same period in 1999, due to lower average outstanding balances of A&D loans. Third party A&D Loan originations declined 96% from $3.8 million for the third quarter of 1999 to $0.1 million for the same period in 2000, while third party consumer loan receivable originations declined approximately 23% to $15.5 million for the third quarter of 2000 from $20.2 million for the third quarter of 1999. The decline in A&D loan originations is primarily attributable to a shift in the Company's strategy from relying on third party A&D loans to building its own consumer loan portfolio and to growing consumer loan originations from its own resort activities.

Resort Operations

           Resort operations revenue totaled $6.7 million for both the third quarter of 2000 and the third quarter of 1999. However, resort management expenses as a percentage of resort operation revenue decreased to 75.7% for the third quarter of 2000 compared with 91.4% for the same period in 1999. The decline in resort management expense as a percentage of resort operation revenue is in large part the result of the addition of resort properties with greater profit margins from resort management. In addition, resort management income and related expense decreased at certain locations due to management's decision to lease certain restaurant locations to independent operators and other cost reduction measures.

Other Income

           Other income decreased 67% to $0.2 million for the third quarter of 2000 as compared to $0.7 million for the same time period in 1999. The decrease in other income is primarily due to a decline other income associated with acquisition properties and lower commitment fee income.

Provision For Doubtful Receivables

           The provision for doubtful receivables increased 304% to $2.5 million for the third quarter of 2000 from $0.6 million for the same time period in 1999. The increase in the provision for doubtful receivables results in part from the sharp increase in consumer receivables generated from the Company's own resorts properties. However, the increase also reflects a decision by management to increase the Company's provisions for doubtful receivables from 5.2% of VOI sales during the third quarter of 1999 to 7.9% of VOI sales during the third quarter of 2000. This increase reflects what the Company's Target Reserve Methodology suggests is a more appropriate long term rate of provisioning. The increased percentage rate of provisioning for doubtful receivables in effect during the third quarter of 2000 increased the dollar amount of provisions in the third quarter of 2000 by approximately $0.9 million compared with what it would have been under the rate of provisioning in effect during the third quarter of 1999. The Company assumes all default risk for receivables relating to purchases of VOI's in the Company's own resorts. However, the Company has a right to put defaulted consumer receivables relating to consumer purchases in third party resorts to the third party developers. Thus, as the proportion of the Company's total consumer loan portfolio that relates to the Company's own resorts grows, the total level of provisioning for doubtful receivables relating to the Company's own sales becomes more significant.

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


           The targeted reserve level is based on the outstanding principal balance of the Consumer loan less an inventory recapture amount. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against the allowance for doubtful receivables. The following table sets forth the allowance for doubtful accounts at September 30, 2000 as compared to September 30, 1999:

                         Allowance for Doubtful Accounts
                                 (in thousands)

                                                            Quarter Ended
                                                        09/30/00      09/30/99
                                                        --------      --------
Allowance for doubtful accounts,
      Beginning of period                                10,804         6,632
Provision for loan losses                                 2,509           621
Charges to allowance for doubtful accounts               (3,200)         (439)
Recoveries                                                   63            -0-
                                                        ---------       -------
Allowance for doubtful accounts, end of period           10,176         6,814

As a % of total loans                                      3.7%           3.7%


           At September 30, 2000, the Company had total reserves (including over collateralization on the Hypothecation Loans) for its loan portfolio (including consumer receivable and acquisition and development loans) equal to $33.7 million or 12.1% of total loans. This represented a reserve coverage ratio ("RCR") of 4.1 times the $8.2 million of consumer receivables that were 60 days past due at September 30, 2000 on the entire consumer note receivable portfolio. Included in this amount were total reserves and over collateralization of $23.5 million on third party consumer receivables or approximately 20.0% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented a RCR of 10.8 times the $2.2 million of such receivables that were 60 or more days past due at September 30, 2000.

           At September 30, 2000 the Company maintained an aggregate allowance for doubtful receivables of $10.2 million, or 6.9% of the outstanding consumer receivable portfolio from owned resorts. This represented an RCR of 1.7 times the approximate $6.0 million in consumer receivables from owned resorts that were 60 days past due as of that date. The $10.2 million aggregate allowance for doubtful receivables at September 30, 2000 represented an increase of 49% compared with $6.8 million at September 30, 1999. This largely reflects the significant increases in reserves required by the Company's target reserve methodology compared with reserving policies previously in effect at ERC, KGI or Peppertree. The allowance for doubtful accounts is maintained at a level believed adequate by management based upon a monthly analysis of the receivable portfolio.

           The following table sets forth the portfolio performance of the consumer receivable portfolio at September 30, 2000:


                                Consumer Receivable Loan Portfolio
                                     As of September 30, 2000
                                           (In Thousands)

                          Current           30 - 59 days        60 - 89 days           90+ days              Total
                          -------           ------------        ------------           --------              -----
Owned Resorts             $137,044              $3,748               $2,138              $3,882             $146,812
                             93.3%                 2.6%                1.5%                 2.6%              100.0%

Third Party (1)           $112,559              $3,138               $1,322                $867             $117,886
                             95.5%                 2.7%                 1.1%                0.7%              100.0%

Total                     $249,603              $6,886               $3,460              $4,749             $264,698
                             94.3%                 2.6%                1.3%                 1.8%              100.0%

(1) Includes the consumer receivables that collateralize the hypothecation loans.


           At September 30, 2000, 94.3% of the consumer receivable portfolio was current, and there were 829 notes with a principal balance of $4.7 million that were over 91 days past due. Of this amount, $3.9 million were notes relating to the consumer receivables in the Company's resorts. With limited exceptions, the Company services the loans in its portfolio internally, using its own personnel and facilities. However, loans owned by Peppertree are subject to a long-term outsourcing contract for collection services with an affiliate of Interval International, Meridian Financial Services, Inc. To date the collections performance of the Peppertree notes subject to the outsourcing collections contract appears to be worse than the historic performance of the Company's non-Peppertree notes.


Interest Expense

           Interest expense, net of capitalized amounts, increased 92% to $6.5 million for the third quarter of 2000 as compared to $3.4 million for the same time period in 1999. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the acquisitions, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $85 million, while the weighted average interest rate on outstanding debt increased from 7.1% for third quarter of 1999 to 8.7% for the third quarter of 2000. The sharp increase in the weighted average interest rate on outstanding debt is primarily attributable to the assumption by the Company of Peppertree debt with interest rates significantly higher than the Company's average cost of funds. As outstanding Peppertree debt at higher rates is repaid, the Company's weighted average cost of funds is expected to decline, though total interest expense will continue to be driven by the higher amount of outstanding debt.

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

Cost of Timeshare Intervals Sold

           The cost of timeshare intervals sold for the third quarter of 2000 totaled $7.9 million or 24.9% of VOI revenue, compared to $2.9 million for the third quarter of 1999, or 24.0% of VOI revenue. The increase in cost of timeshare intervals sold is primarily due to the inclusion of operating results for properties acquired after the third quarter of 1999 and to a lesser extent to increased sales volume.

Depreciation and Amortization

           Depreciation and amortization increased 96% to $1.2 million for the third quarter of 2000 from $0.6 million for the same period in 1999. The increase is primarily due to $0.3 million increase associated with depreciation expense, $0.2 million increase associated with goodwill amortization, and a $0.1 million increase in debt related costs. These increases are primarily a result of the impact of the Peppertree acquisition the Company completed in 1999.

           Goodwill amortization increased 122% to $0.4 million for the third quarter of 2000 from $0.2 million for the same period in 1999 and represented 36% of the increase. Goodwill associated with the Peppertree acquisition is approximately $15 million and is being amortized over 20 years, while goodwill associated with Eastern Resorts is being amortized over 40 years.

           Depreciation of the properties totaled $0.4 million and accounts for 53% of the increase in depreciation and amortization expense. The increase in depreciation is a result of a larger base of depreciable assets relating to the acquisition properties.

Sales And Marketing

           Sales and marketing expense increased to $14.9 million for the third quarter of 2000 from $5.2 million for the same time period in 1999. Sales and marketing expense increased to 47.2% as a percentage of VOI revenue for the third quarter of 2000, compared to 43.8% for the same period in 1999. The increase in total sales and marketing expense is largely due to the inclusion of operating results from Peppertree. During the third quarter of 2000 Peppertree's sales and marketing expense as a percent of VOI sales was 56.1% as compared to 39.2% for the Company's non-Peppertree sales centers during the same period. Peppertree sales centers currently experience a substantially higher cost level, particularly relating to tour costs, and operate at a lower efficiency in terms of average revenue per guest, than the Company's other sales centers. The Company continues to introduce various cost-reducing measures, though, these cost levels are likely to remain higher than the Company's historic average during the balance of 2000. There is no assurance that the excessive sales and marketing costs at Peppertree will be corrected in 2000, or thereafter.

Resort Management

           Resort management expense for the third quarter of 2000 totaled $5.1 million, or 75.7% of resort operations revenue, as compared $6.1 million, or 91.4% of resort operations revenue, for the comparable period in 1999. The decline in resort management expenses as a percentage of resort operations revenue reflects management's efforts to improve efficiency in this area, including outsourcing of food and beverage operations at certain locations.

General and Administrative

           General and administrative expense increased 119% to $4.2 million for the third quarter of 2000 from $1.9 million for the same period in 1999. The increased costs are attributable to the inclusion of general and administrative costs associated with Peppertree, which represented 66% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, travel and entertainment, outside service costs, and servicing fees due to growth of the Company.

           General and administrative expense as a percentage of total revenue increased to 8.6% of total revenue for the third quarter of 2000, compared with 7.4% of total revenue for the third quarter of 1999. General and administrative costs may continue to increase in absolute dollars as the Company invests in its management and organization infrastructure.

Provision For Income Taxes

           The provision for income taxes for the third quarter of 2000 increased 29% to $2.7 million from $2.1 million for the same period in 1999. The increase is attributable to the increase in pretax income during the third quarter of 2000 as compared to the same period in 1999. The provision for income taxes represents approximately 43.1% and 41.6% of pretax income for the third quarter of 2000 and 1999, respectively.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                September 30, 2000 Compared to September 30, 1999


           During the nine months ended September 30, 2000, the Company's results included Eastern Resorts, acquired in August 1998, the KGI Properties, acquired March 25, 1999, Peppertree, acquired November 17, 1999, and Riverside Suites acquired May 3, 2000. Therefore, the nine months ended September 30, 1999 include Eastern Resorts for the entire period, but the former KGI properties only for the period March 25 through September 30, 1999. The nine month period ended September 30, 2000 contains Eastern Resorts, Peppertree and the KGI Properties for the full period. Riverside Suites operating results, acquired May 3, 2000, are included only for the third quarter ended September 30, 2000.

Net Income

           Total revenue rose 106% to $127.0 million for the first nine months of 2000 as compared to $61.6 million for the same time period in 1999. Total expenses increased 127% from $49.3 million for the nine months ending September 30, 2000 to $111.9 million for the same period in 2000. Income before provision for income taxes increased 22% to $15.1 million for the nine months ended September 30, 2000, as compared to $12.3 million for the same period in 1999. Net income increased 19% to $8.7 million for the nine months ended September 30, 2000 from $7.3 million for the same period in 1999. Growth in revenue, expense and net income is largely due to the addition of the acquired properties, though both the number of VOI's sold and the average price per sale increased in 2000 compared to the comparable period in 1999.

VOI Sales

           VOI sales revenues increased to $77.8 million, or 61% of total revenue, for the nine months ended September 30, 2000, from $28.2 million, or 46% of total revenue, for the same time period in 1999. The increase in VOI sales revenues is largely due to the impact of two acquisitions that the Company completed in 1999, and the acquisition the Company completed in 2000. During the first nine months of 2000, the Company sold 3,582 fixed-week VOI's and 3,378 points packages, at a combined average sales price of approximately $11,146. The total increase in VOI sales revenues for the nine months ended September 30, 2000, reflected a 32% increase in the number of fixed-week VOIs sold, and an 8% increase in the average sales price of a VOI compared to the same period in 1999. The Company now owns or manages 30 timeshare resort locations with a completed inventory of approximately 27,610 VOIs. The Company operates twelve sales centers, five of which sell points in the Company's vacation club.

           The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                       Nine months Ended
                                                September 30,    September 30,
                                                   2000              1999
                                                ----------       --------------
Timeshare intervals sold                            6,960             2,713
Average Sales Price                               $11,146           $10,356
Number of VOI's in inventory at period end         27,610            24,500

           As a result of the Peppertree acquisition, five of the Company's sales centers sell points in its vacation club rather than traditional timeshare weeks. Pricing policies for club points involve a greater range of variation due to different sizes of points packages than prices for fixed or floating week VOI's. Therefore, statistics concerning "average sales price" no longer correlate directly to prior measures of average sale price. Similarly, sales of biennial VOI's are counted as sale of an interval, though the customer pays a lower absolute price for his or her alternate year usage rights. Inclusion of biennial sales tends to lower the average sales price per interval, though the available number of VOIs in inventory would be much greater if used as biennials rather than as whole weeks or their equivalent in points. Based on all the foregoing factors, the stated average sales price per timeshare interval may not reflect fully the actual revenues received for each equivalent to a whole week of resort usage.

Interest Income

           Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 61% to $28.9 million for the first nine months of 2000 from $18.0 million for the same time period in 1999, primarily due to higher average outstanding balances on the loan portfolio of approximately $85 million for the first nine months of 2000. In addition, the weighted average interest rate on the loan portfolio increased approximately 150 basis points. The increase in the portfolio was due principally to the addition of acquired resort's existing portfolios and continued growth of the owned consumer loan portfolio. Third party hypothecation loans also increased in size and the weighted average interest rate increased. The rate of consumer loan originations relating to purchases of VOIs in the Company's own resorts increased significantly. VOI sales in the nine months ended September 30, 2000 were $77.8 million, which generated approximately $63.8 million in new consumer loans. During the comparable period of 1999, VOI sales were only $28.2 million, which generated approximately $20.8 million in new consumer loan originations.

           Interest income related to the consumer loan portfolio increased to 93% of total interest income for the first nine months of 2000, compared to 80% of interest income for the same period in 1999. The increase is primarily due higher average outstanding balances of the owned consumer portfolio.

           Interest on acquisition, development, and construction loans ("A&D Loans") decreased 39% to $2.2 million for the first nine months of 2000 from $3.6 million for the same period in 1999, mainly due to lower average outstanding balances due to the elimination in consolidation of businesses acquired after March 25, 1999. Third party A&D Loan originations declined 57% from $15.5 million for the first nine months of 1999 to $6.7 million for the same period in 2000, while third party consumer loan receivables originations declined approximately 25% from $57.3 million for the first nine months of 1999 to $43.2 million for the first nine months of 2000. The decline in A&D loan originations is attributable to a shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying more on captive originations from the sale of VOI's in the Company's own resorts.

Resort Operations

           Resort operations revenue totaled $19.3 million for the first nine months of 2000, as compared to $14.0 million for 1999. The increase in resort operations is largely due to the impact of the acquisition of Peppertree. Resort management expenses as a percentage of resort operation revenue decreased to 72.5% for the first nine months of 2000 compared with 86.3% for the same period in 1999. The decline in resort management expenses as a percentage of resort operations revenue is primarily due to the addition of several resort properties that derive significant room revenue from unsold timeshare inventory, as well as cost reduction measures.

Other Income

           Other income decreased 24% to $1.0 million for the nine months ended September 30, 2000 as compared to $1.3 million for the same time period in 1999. The decrease in other income is primarily due to lower commitment fee income.

Provision For Doubtful Receivables

           The provision for doubtful receivables increased 328% to $6.2 million for the first nine months of 2000 from $1.5 million for the same time period in 1999. The increase in the provision for doubtful accounts results in part from the sharp increase in consumer receivables generated from sales at the Company's own resort properties. However, the increase also reflects a decision by management to increase the Company's provisions for doubtful receivables from 4.6% of VOI sales during the first nine months of 1999 to 8.0% of VOI sales during the first nine months of 2000. This increase reflects what the Company's Target Reserve Methodology suggests is a more appropriate long term rate of provisioning. The increased percentage rate of provisioning for doubtful receivables in effect during the first nine months of 2000 increased the dollar amount of provisions in the first nine months of 2000 by approximately $2.6 million compared with what it would have been under the rate of provisioning in effect during the first nine months of 1999. The Company assumes all default risk for receivables relating to purchases of VOI's in the Company's own resorts. However, the Company has a right to put defaulted consumer receivables relating to consumer purchases in third party resorts to the third party developers. Thus, as the proportion of the Company's total consumer loan portfolio that relates to the Company's own resorts grows, the total level of provisioning for doubtful receivables relating to the Company's own sales becomes more significant.

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


           The targeted reserve level is based on the outstanding principal balance of the consumer loan less an inventory recapture amount. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against the allowance for doubtful receivables. The following table sets forth the allowance for doubtful accounts at September 30, 2000 as compared to September 30, 1999:

                         Allowance for Doubtful Accounts
                                 (in thousands)

                                                       09/30/00      09/30/99
                                                       --------      --------
Allowance for doubtful accounts,
    Beginning of period                                 10,073         3,835
Allowance related to an acquisition                        501         2,157
Provision for loan losses                                6,198         1,450
Charges to allowance for doubtful accounts              (6,929)         (628)
    Recoveries                                             333            -0-
                                                      --------        -------
Allowance for doubtful accounts, end of period          10,176          6,814

As a % of total loans                                     3.7%            3.7%

           At September 30, 2000, the Company had total reserves (including over collateralization on the Hypothecation Loans) for its loan portfolio (including consumer receivable and acquisition and development loans) equal to $33.7 million or 12.1% of total loans. This represented a reserve coverage ratio ("RCR") of 4.1 times the $8.2 million of consumer receivables that were 60 days past due at September 30, 2000 on the entire consumer note receivable portfolio. Included in this amount were total reserves and over collateralization of $23.5 million on third party consumer receivables or approximately 19.9% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented an RCR of 10.8 times the $2.2 million of such receivables that were 60 or more days past due at September 30, 2000.


           At September 30, 2000 the Company maintained an aggregate allowance for doubtful receivables of $10.2 million, or 6.9% of the outstanding consumer receivable portfolio from owned resorts. This represented an RCR of 1.7 times the approximate $6.0 million in consumer receivables from owned resorts that were 60 days past due as of that date. The $10.2 million aggregate allowance for doubtful receivables at September 30, 2000 represented an increase of 49% compared with $6.8 million at September 30, 1999. This largely reflects the significant increases in reserves required by the Company's target reserve methodology compared with reserving policies previously in effect at Eastern Resorts, KGI or Peppertree. The allowance for doubtful accounts is maintained at a level believed adequate by management based upon a monthly analysis of the receivable portfolio.


           The following table sets forth the portfolio performance of the consumer receivable portfolio at September 30, 2000:


                                 Consumer Receivable Loan Portfolio
                                      As of September 30, 2000
                                           (In Thousands)

                          Current        30 - 59 days       60 - 89 days       90+ days             Total
                          -------        ------------       ------------       --------             -----
Owned Resorts            $137,044              $3,748             $2,138         $3,882          $146,812
                            93.3%                2.6%               1.5%           2.6%            100.0%

Third Party (1)          $112,559              $3,138             $1,322           $867          $117,886
                            95.5%                2.7%               1.1%           0.7%            100.0%

Total                    $249,603              $6,886             $3,460         $4,749          $264,698
                            94.3%                2.6%               1.3%           1.8%            100.0%

(1)     Includes   the   consumer    receivables   that   collateralize   the
        hypothecation loans.


           At September 30, 2000, 94.3% of the consumer receivable portfolio was current, and there were 829 notes with a principal balance of $4.7 million that were over 91 days past due. Of this amount, $3.9 million were notes relating to the consumer receivables in the Company's resorts. With limited exceptions, the Company services the loans in its portfolio internally, using its own personnel and facilities, although loans currently owned by Peppertree are the subject of outsourcing arrangements for collection services.

Interest Expense

           Interest expense, net of capitalized amounts, increased 115% to $19.0 million for the first nine months of 2000 as compared to $8.8 million for the same time period in 1999. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the acquisitions, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $115 million, while the weighted average interest rate on outstanding debt increased from 6.8% for the first nine months of 1999 to 8.8% for the first nine months of 2000. The increase in the weighted average interest rate reflects the assumption by the Company of debt relating to Peppertree at higher interest costs than the Company's own cost of capital. As former Peppertree loan facilities are repaid, the weighted average cost of outstanding debt will decline.

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

Cost of Timeshare Intervals Sold

           The cost of timeshare intervals sold for the first nine months of 2000 totaled $18.9 million or 24.3% of VOI revenue, compared to $6.7 million for the nine months ended September 30, 1999, or 23.9% of VOI revenue. The increase in cost of timeshare intervals sold is primarily due to the inclusion of operating results for the Peppertree acquisition and to a lesser degree the Riverside Suites acquisition.

Depreciation and Amortization

           Depreciation and amortization increased 62% to $3.6 million for the first nine months of 2000 from $2.2 million for the same period in 1999. The increase is primarily due to $0.8 million increase associated with depreciation expense, and $0.6 million increase associated with goodwill amortization. These increases are a result of the impact of the two acquisitions the Company completed in 1999.

           Goodwill amortization increased 122% to $1.1 million for the first nine months of 2000 from $0.5 million for the same period in 1999 and represented 46% of the increase in depreciation and amortization. Goodwill associated with the Peppertree acquisition is approximately $15 million and is being amortized over 20 years, while goodwill associated with Eastern Resorts is being amortized over 40 years.

           Depreciation of the properties totaled $1.0 million and accounts for 62% of the increase in depreciation and amortization expenses. The increase in depreciation is a result of a larger base of depreciable assets relating to the acquisition properties.

Sales And Marketing

           Sales and marketing expense increased to $36.8 million for the first nine months of 2000 from $12.2 million for the same time period in 1999. Sales and marketing expense increased to 47.3% as a percentage of VOI revenue for the nine months of 2000, compared to 43.1% for the same period in 1999. The increase in total sales and marketing expense is due to the inclusion of operating results from acquired properties, and the increase in sales and marketing expense as a percent of VOI sales is entirely due to the inclusion of operating results from Peppertree. Peppertree's sales and marketing expense as a percent of VOI sales for the nine months of 2000 was 53.5%, compared to an aggregate of 42.0% for the non-Peppertree sales centers. Peppertree sales centers currently experience a substantially higher cost level, particularly relating to tour costs, and operate at a lower efficiency in terms of average revenue per guest, than the Company's other sales centers. The Company continues to introduce various cost-reducing measures, though these cost levels are likely to remain higher than the Company's historic average during the balance of 2000. Although the former Peppertree sales and marketing senior management has now been replaced, there is no assurance that the excessive sales and marketing costs at Peppertree will be corrected during the balance of 2000, or thereafter. The Company has closed five smaller Peppertree sales centers due to the inefficiency of their operations, eliminated one Peppertree telemarketing center and reduced sales commission rates.

Resort Management

           Resort management expense for the nine months ended September 30, 2000 totaled $14.0 million, or 72.5% of resort operations revenue, as compared $12.1 million, or 86.3% of resort operations revenue, for the comparable period in 1999. The decline in resort management expenses as a percentage of resort operations revenue is primarily due to the addition of several resort properties that derive significant room revenue from unsold timeshare inventory, as well as management's efforts to improve efficiency.

General and Administrative

           General and administrative expense increased 134% to $13.4 million for the first nine months of 2000 from $5.8 million for the same period in 1999. The increased costs are attributable to the inclusion of general and administrative costs associated with the acquisition properties, which represented 85% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, outside service costs, and servicing fees due to growth of the Company.

           General and administrative expense as a percent of total revenue increased to 10.6% of total revenue for the nine months ended September 30, 2000, compared with 9.3% of total revenue for the same period in 1999. General and administrative costs may continue to increase in absolute dollars as the Company invests in its management and organization infrastructure.

Provision For Income Taxes

           The provision for income taxes for the nine months ended September 30, 2000 increased 26% to $6.4 million from $5.1 million for the same period in 1999. The increase is attributable to the increase in pretax income during the first nine months of 2000 as compared to the same period in 1999. The provision for income taxes represents approximately 42.4% and 41.2% of pretax income for the first nine months of 2000 and 1999, respectively.





Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information   required  by  Item  3  is  incorporated  herein  by  reference  to
Management's Discussion and Analysis of Financial Condition and Result of Operations in Item 2 above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.


           In September, 1997, in the Common Pleas Court for Beaufort County, South Carolina, Resort Funding commenced foreclosure proceedings against the Main Street Development Company, and others operating resort property located in Hilton Head, South Carolina. In September, 2000, the parties settled this litigation. Resort Funding was repaid the outstanding principal balance of $3.4 million plus accrued interest, less the sum of $600,000, which was written off against reserves. The Company did not experience any impact on earnings due to the settlement.

           For other information regarding these legal proceedings and other litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ended December 31, 1999, and the Company's Form 10-Q filed May 15, 2000, for the quarterly period ending March 31, 2000, and the Company's 10-Q filed August 15, 2000, for the quarterly period ending June 30, 2000, which are incorporated herein by reference.


Item 2.  Changes in Securities.

           None.

Item 3.  Defaults Upon Senior Securities.

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

Item 5.  Other Information.

           None.

Item 6.  (a) Exhibits.

           The following exhibits are filed herewith:

10.1 First Amendment to Credit Agreement dated as of June 30, 2000, to that certain Credit Agreement dated as of November 17, 1999, among Equivest Finance, Inc. (the "Borrower"), Peppertree Acquisition Corp. ("Newco"), Peppertree Acquisition Corp. II (Newco II") and Bank of America, N.A. (the "Lender").


           (b) Reports on Form 8-K:

           The Company filed the following reports on Form 8-K during the quarter covered by this report:

           (i) August 16, 2000 Form 8-K announcing record second quarter and first half revenues; net income of $.08 per diluted share for second quarter.

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

Dated:  November 14, 2000