Form 10-K
period 2000-12-31
EQUIVEST FINANCE INC
filed 2001-04-02
CIK 820917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year-ended December 31, 2000
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to____

                         Commission File Number: 0-18201

                             EQUIVEST FINANCE, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)
Delaware                                                     59-2346270
- --------                                                     ----------
(State or other jurisdiction of Incorporation) (IRS Employer Identification No.)

               100 Northfield Street, Greenwich, Connecticut 06830
               ---------------------------------------------------
                                www.equivest.com
                                ----------------
                    (Address of principal executive offices)

                                 (203) 618-0065
              (Registrant's telephone number, including area code)

Securities registered pursuant                            Name of Each Exchange
to Section 12(g) of the Act:                              on Which Registered:
Common stock, $.01 par value;
Series 2 Class A
Cumulative Redeemable Preferred Stock
(Title of Class)

        Securities Registered Pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 23, 2001, as reported on the Nasdaq Small Cap Stock Exchange, was approximately $4,175,000. At March 23, 2001 there were 28,089,722 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Certain portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2000 fiscal year, are incorporated by reference in Part III of this Form 10-K.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                   For the fiscal year-ended December 31, 2000


                                TABLE OF CONTENTS

Item Number
                                     PART I

1. & 2.    Business & Properties
3.         Legal Proceedings
4.         Submission of Matters to a Vote of Security Holders


                                     PART II

5.         Market for Registrant's Common Equity and Related Stockholder Matters
6.         Selected Financial Data
7.         Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.        Quantitative and Qualitative Disclosures about Market Risk
8.         Financial Statements and Supplementary Data
9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                    PART III

10.        Directors and Executive Officers of the Registrant
11.        Executive Compensation
12.        Security Ownership of Certain Beneficial Owners and Management
13.        Certain Relationships and Related Transactions


                                     PART IV

14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           Signatures

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in this Annual Report on Form 10-K for the fiscal year-ended December 31, 2000 (the "10-K") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in the material set forth under "Business and Properties," as well as within this 10-K generally. In addition, when used in this 10-K the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including the unpredictable nature of the Company's sales and marketing costs, the availability of qualified tours at the Company's sales centers, the availability and cost of capital, the ability of the Company's sales staff to achieve a higher closing percentage in sales opportunities and increased average sales price, the risk of increased defaults on consumer notes and the uncertainty of the timing of such defaults, the strength or weakness of real estate and general economic conditions in several regional market areas, and numerous other unpredictable business variables. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this 10-K generally. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

           Unless the  context  otherwise  indicates,  the  "Company"  refers to
Equivest Finance, Inc. and includes its wholly owned subsidiaries and affiliates. Subsidiaries include: the Company's specialty finance subsidiary Resort Funding, Inc. and its subsidiary, BFICP Corporation (collectively "Resort Funding"); the Company's consumer loan funding conduit for its subsidiaries, EFI Development Funding, Inc ("EDF"); the Company's loan specialty conduit to Resort Funding and EDF, EFI Funding Company, Inc.; Eastern Resorts Corporation ("Eastern Resorts") and its subsidiaries, Eastern Resorts Company, LLC and Long Wharf Marina Restaurant, Inc., which were acquired in August 1998; various resort projects and corporate entities acquired from Kosmas Group International, Inc. ("KGI") in March, 1999 (the "KGI Acquisition"); Peppertree Resorts, Ltd. ("Peppertree") and its subsidiaries, which were acquired by the Company in November, 1999 (the "Peppertree Acquisition", and together with the KGI Acquisition, collectively the "1999 Acquisitions"); and Equivest Texas Inc., which was founded in connection with the acquisition by the Company of a San Antonio based project in May, 2000 (the "Riverside Acquisition").

                                     PART I


Items 1 and 2.  Business and Properties


THE COMPANY

           The Company is an integrated timeshare vacation services company that markets and sells vacation services and vacation ownership interests to consumers ("VOIs") in a network of resort projects located primarily on the eastern seaboard of the United States and in the U.S. Virgin Islands. The Company also operates a specialty finance company that principally finances receivables relating to consumer purchases of VOIs and third-party timeshare resorts, as well as the Company's resorts. More than 80,000 families now own vacation interests in one or more of the Company's own resorts. Approximately 25,000 additional families are borrowers from the Company in connection with their purchases of VOIs in unaffiliated resorts.

           The Company's resort locations are set forth below and include:

            o   Newport, RI                            o   St. Thomas, USVI
            o   New Orleans, LA                        o   San Antonio, TX
            o   Berkshire Mountains, MA                o   Williamsburg, VA
            o   Ocean City, MD                         o   Outer Banks, NC
            o   Atlantic Beach, NC                     o   St. Augustine, FL
            o   Blue Ridge Mountains, NC               o   Wisconsin Dells, WI
            o   Gatlinburg, TN                         o   Branson, MO
            o   Myrtle Beach, SC

           The Company currently owns and manages 2,210 condominium units with approximately 806,000 annual rentable room nights. The Company has approximately 27,710 unsold completed VOI units in inventory, with a sales value at current average prices of more than $300 million in gross proceeds. The Company had total VOI sales in 2000 of just under $100 million. The Company currently operates 12 sales centers at resort locations.

           The Company's operations consist of: (i) marketing and selling VOIs at its resorts, which either entitle the buyer to utilize a fully-furnished vacation residence, generally for a one-week period each year in perpetuity ("Vacation Weeks"), or entitle the buyer to the use of "Vacation Points", which may be redeemed for occupancy rights for varying lengths of stay at participating resort locations in a membership format known as the Equivest Vacation and Travel Club (the "Vacation Club"); (ii) acquiring, developing, and operating vacation ownership resorts; (iii) providing consumer financing to individual purchasers of VOIs at the Company's resorts; (iv) providing resort rental, management, and operations services for which it receives fees paid by the resorts' owners' associations; and (v) providing financing to third party developers under existing agreements.

           The Company provides financing for approximately 80% of its VOI sales. In addition to enhancing sales revenues, the financing of customer receivables generates income from the spread between interest rates charged by the Company on its loan receivables and the Company's cost of capital. The Company's finance operations also include billing and collection services for both loan payments and owners' association dues and assessments.

GROWTH STRATEGY

         o Develop and acquire resorts. Over the last few years the Company has sought to develop and acquire resorts in desirable locations at attractive prices. Management believes that its financing capability and public company status give the Company a competitive advantage in acquiring assets, businesses and operations in the fragmented vacation ownership industry. The Company intends to continue to seek additional locations for resorts to be built by the Company, as well as opportunities to acquire individual resort properties or companies when it can do so under attractive terms.

         o Decrease sales and marketing costs. Relatively high costs of sales and marketing activities is a major impediment to achieving attractive shareholder returns in the timeshare business generally, as well as for the Company. Controlling and reducing such costs requires sustained efforts to manage internal and external costs of generating visits by qualified potential purchasers to its resorts and sales centers ("tours"), including but not limited to utilizing new technologies and building brand identity. Increasing the average sales closing rate and increasing the average sales price for VOIs both help reduce sales and marketing expenses as a proportion of revenue.

         o Explore potential opportunities in related markets. The Company is continually reviewing potential opportunities to expand into related segments of the timeshare market, such as providing interval exchange services to its own customers and those of third party developers, or related leisure markets outside timeshare.

         o Improve operating efficiencies and controls. The Company seeks to improve operating efficiencies and profitability by consolidating and centralizing several key operating functions, including loan and maintenance fee receivables processing and collections, owner services and reservations services, general accounting and legal services, and technology support. Additionally, the Company devotes significant effort in seeking to reduce the operating costs of acquired businesses and improving the reliability of financial and operating controls.

o Increase consumer financing portfolio. Although the Company does not expect that it will make new acquisition and development loans to third parties, it expects to continue providing loans under existing commitments along with the financing of consumer receivables of third parties. The Company's volume of loans to purchasers of VOIs in its own resorts should continue to expand in tandem with internal VOI sales volume. To support growth in its portfolio, the Company is seeking to expand its capital base through increased borrowings from financial institutions and the issuance of debt, equity or asset-backed securities in the capital markets. Where the Company has to utilize specialized timeshare lenders for its own construction projects, it may be forced to share receivables financing business with the construction lender, though the Company always seeks to finance such receivables internally.



THE VACATION OWNERSHIP INDUSTRY

           The resort component of the leisure industry primarily is serviced by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists of hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit and is supplemented by rentals of privately owned condominium units or homes. For many vacationers, particularly those with families, the space provided to the guest relative to the cost (without renting multiple rooms) is not as economical or as comfortable as timeshare accommodations, which are typically larger. Vacation ownership is designed to present an economical, and typically more comfortable, alternative to commercial lodging for vacationers. The vacation ownership industry has enjoyed strong rates of growth in recent years, in part because many vacationers conclude that it offers a superior economic value compared to traditional commercial lodging accommodations.

           The Company believes that the industry in general continues to suffer from reputational issues resulting from, among other things, sales and marketing abuses, including misleading or untruthful information provided to consumers. The level of compliance resources in many companies is not great, and government regulatory resources are not adequate in many locations. In addition, companies in the industry that are poorly capitalized or that have inadequate liquidity may prove unable to deliver the long-term or perpetual services promised to consumers, creating further reputational issues and potentially discouraging consumer willingness to purchase VOIs. The Company believes that it provides potential and existing owners greater disclosure concerning its financial condition and the nature of the Company's products than is typical in the industry, and attempts to hold itself to higher standards of ethical practices in the belief that this will ultimately result in a stronger business. To assist in the monitoring of its sales practices and standards the Company has recently developed a secret shopping program in association with Pinkerton Service Group. This program has been established to monitor compliance throughout the Company's sales sites. There is no assurance that this program and other compliance efforts will successfully identify all ongoing sales and customer service related deficiencies.


DESCRIPTION OF THE COMPANY'S RESORTS

           Currently the Company has 29 resort locations. The Company conducts sales activities at 12 of these resorts (including two sales locations in St. Thomas), with five resort locations selling "Vacation Points" (as defined herein). The following table sets forth certain information regarding the Company's resorts and VOI inventory as of December 31, 2000.


                Overview of VOI Inventory as of December 31, 2000

                      RESORTS IN ACTIVE SALES                           Initial           Total                            VOIs For
                                                                    Completion Date       Units   Total VOIs  VOIs Sold      Sale
Avenue Plaza Hotel, New Orleans, LA                                      1981              265       13,780      6,203     7,577
St. Thomas, U.S. Virgin Islands  (3 Resorts) (1)                       1981-1999           311       16,172      9,675     6,497
Ocean City Coconut Malorie Resort, Ocean City, MD                        1988               85        4,420        871     3,549
Bentley Brook Mountain Club, Hancock, MA (4)                           1997-2001            80        4,160      1,932     2,228
Long Wharf Resort, Newport, RI                                         1996-1998            82        4,264      3,412       852
Riverside Suites, San Antonio, TX (4)                                  1998-2001            46        2,392      1,000     1,392
Mirror Lake, Wisconsin Dells, WI (4)                                   1998-1999           131        6,812      6,551       261
Atlantic Beach, Beaufort, NC (5)                                         1983              217       11,284     11,175       109
Lightfoot Plantation, Williamsburg, VA (4)                               2001               12          624          0       624
Myrtle Beach, SC (5 Resorts) (2)                                       1983-1997           244       12,688     12,109       579
Vacation Club Villas, Asheville, NC                                      1997               28        1,456        913       543
                                                                                        ------------------------------------------
   Subtotal                                                                              1,501       78,052     53,841    24,211

                    RESORTS NOT IN ACTIVE SALES                         Initial           Total                            VOIs For
                                                                    Completion Date       Units   Total VOIs   VOIs Sold      Sale
Ocean Gate Condominiums, St. Augustine, FL                               1999               24        1,248        284       964
Blue Ridge Village, Banner Elk, NC                                     1986-1999           128        6,656      6,426       230
Thousand Hills, Branson, MO                                              1998               22        1,144        832       312
Newport County, RI (5 Resorts) (3)                                     1983-1985           211       10,910     10,338       572
Laurel Point, Gatlinburg, TN                                             1986               50        2,600      2,540        60
Outer Banks Beach Club, Kill Devil Hills, NC                             1981              184        9,568      9,465       103
Maggie Valley, Maggie Valley, NC                                       1983-1986            40        2,080      2,070        10
Wild Wing, Conway, SC                                                    2000               50        2,600      1,352     1,248
                                                                                   ----------------------------------------------
     Subtotal                                                                              709       36,806     33,307     3,499
                                                                                   ----------------------------------------------
Grand Total                                                                              2,210      114,858     87,148    27,710
                                                                                   ==============================================

(1)  These 3 resorts consist of:
     1.   Bluebeard's Castle Hotel, St. Thomas, U.S. VI
     2.   Bluebeard's Beach Club and Resort Villas, St. Thomas, U.S. VI
     3.   Elysian Beach Resort, St. Thomas, U.S. VI

(2)  These 5 resorts consist of:
     1.   Ocean Club, N. Myrtle Beach, SC
     2.   Peppertree by The Sea, N. Myrtle Beach, SC
     3.   Sands, N. Myrtle Beach, SC
     4.   Sandpebble Beach Club, Surfside Beach, SC
     5.   Sea Mystique, Garden City, SC

(3)  These 5 resorts consist of:
     1.   Newport Overlook, Jamestown, RI
     2.   Inn on the Harbor, Newport, RI
     3.   Inn on Long Wharf, Newport, RI
     4.   Bay Voyage Inn, Jamestown, RI
     5.   Newport Onshore, Newport, RI

(4) The following resorts had some of their units substantially completed in early 2001: Bentley Brook 21 units; Riverside Suites 28 units; Mirror Lake 1 unit; and Lightfoot Plantation 12 units.

(5) Atlantic Beach has an additional 4 units (not included in the numbers) that may be converted into timeshare rooms in 2001.

SALES AND MARKETING

           The Company's marketing activities are intended to attract potential qualified customers to tour a resort and to attend a sales presentation in order to sell VOIs. One of the most important challenges facing the Company is to attract potential owners to tour its facilities in sufficient numbers, and at a cost that will enable the Company to operate at a profit. Excessive sales and marketing costs are one of the principal difficulties facing the entire vacation ownership industry.

           Marketing. A variety of marketing programs are employed to generate prospects for the Company's sales efforts, which include targeted mailings, overnight mini-vacation packages, gift certificates, and various destination-specific local marketing efforts. The Company primarily focuses its marketing activities on potential purchasers of VOIs who live within a two-hour drive of one of the Company's resorts.

           To market its resorts to prospective purchasers, the Company generates its prospects through a combination of internal marketing (both referral and guests staying on property), off-premises contacts ("OPC"), telemarketing services, and contracts with third party lead generation companies. The Company also offers a resort vacation "entry" program to prospects that do not buy a VOI on the date they tour one of the Company's resorts. The entry product is sold at a significantly reduced cost, in return for which the purchaser is entitled to use at least one vacation week at one of the Company's resorts. Within a specified time period the purchaser may also be able to offset the amount paid for the "entry" purchase against the cost of a VOI. Entry programs give the Company a second chance to sell a VOI to someone who did not initially buy, but may do so later after using the product.

           Sales. The Company sells VOIs primarily to sales prospects who visit Company's resort facilities. The Company also sells additional VOIs or points to current owners. Upon arrival for a scheduled tour, the prospect is met by a member of the Company's on-site sales force who conducts a tour of the resort lasting approximately 90 minutes. At the conclusion of the tour, the sales representative explains the benefits and costs of owning a VOI at one of the Company's resorts. The presentation also includes a description of the financing alternatives offered by the Company. If the sales prospect agrees to buy a VOI, the transaction documents are reviewed between the prospect and either a representative of the sales division or verification personnel who close the sale with the purchaser. No sale becomes final until any applicable statutory waiting period has passed.

           At December 31, 2000, the Company employed approximately 320 salespeople. Sales representatives are either licensed independent sales agents or employees of the Company. Because of turnover among sales personnel, the Company continually seeks to hire and train effective sales personnel.

RESORT ACQUISITIONS

           On May 3, 2000, the Company, through its wholly owned subsidiary, Equivest Texas, Inc., acquired a timeshare condominium project known as Riverside Suites in San Antonio, Texas. This project is a renovation of an existing building along the San Antonio Riverwalk. The deed in lieu process was used to settle litigation relating to a pending foreclosure action resulting from the nonpayment by the previous developer of contractors and mechanics liens, and such developer's default on both an acquisition and development loan in the amount of $6.3 million and a hypothecation loan facility with a maximum commitment of $15 million. Both of these loans were financed by the Company's lending subsidiary, Resort Funding. At the time of the foreclosure, 18 units were constructed and an additional 28 units are now in various stages of completion. The Company has also established a sales and marketing team in San Antonio and is currently in active sales at the resort. The Company did not make other material acquisitions in the year 2000.


ASSET SALES

           Principally as a result of the Peppertree Acquisition in 1999, the Company acquired various parcels of land intended for future resort construction. Prior to its acquisition, Peppertree had a general shortage of VOI inventory for sale, and construction was a necessary part of its annual operations to have inventory available for sale or deeding into the Vacation Club. However, the Company has completed VOI inventory equal in value to approximately three years of current sales. Therefore, the Company believes that it will not be required to construct significant volumes of inventory over the next two years, though inventory will need to be acquired in selected locations to meet demand in these markets. If and when additional construction is undertaken, the Company does not expect to build significant inventory in the Peppertree market areas because it does not anticipate that inventory demands in the Peppertree market areas will be as strong in the future as in many of the Company's comparatively more attractive destination resorts. Accordingly, the Company has determined that certain parcels of land acquired as part of the Peppertree Acquisition can generally be sold without any adverse impact on the Company's strategic goals. The Company currently is under contract to sell or is negotiating the sale of parcels of land located in: Hilton Head, South Carolina; Outer Banks, North Carolina; Myrtle Beach, South Carolina; its development site in Washington, D.C.; and the former Peppertree corporate offices in Asheville, North Carolina, The Company has also embarked on a program seeking to sell certain other land parcels located in Conway, South Carolina, and is examining other areas.

           Closings under these contracts for sale are anticipated for various times in the second and third quarter of 2001, and the Company should realize aggregate sales proceeds of more than $9 million from disposal of these assets, assuming that all such transactions close as currently anticipated, which cannot be assured. The Company anticipates that all of the proceeds of such asset sales will be utilized to pay down the Company's outstanding debt. The Company plans to lease other office space in Asheville, North Carolina to replace the former Peppertree corporate office, the costs of which are expected to be considerably less than the annual operating costs and debt service relating to the ownership of the former headquarters.


RESORT MANAGEMENT

           The management of resort operations at each resort is typically conducted through a non-profit owners' association, which may be incorporated. The owners' association is governed by a board of directors typically consisting of representatives of the developer and owners of VOIs at the  resort.  The board  hires  the  Company  to  provide  management  services, delegating many of the responsibilities of the owners' association, such as grounds landscaping, security, engineering, housekeeping, supply, procurement, garbage collection, utilities, insurance, laundry, repairs and maintenance. The Company's management and accounting staff monitors the operation and quality standards at, and provides support, training and assistance to, each resort. The Company generally receives a fee of budgeted operating expenses (typically approximately 10%) for each resort it manages. At each resort, the fee is paid pursuant to a management agreement between the Company and an owners' association to which all VOI owners must contribute annual dues known as maintenance fees. The Company's resort management contracts are typically on a cost plus basis; however, a number of such contracts have fixed costs, which, if efficiently controlled, can yield higher operational returns. Fixed cost contracts can also be financially disadvantageous to the Company to the extent that overall costs exceed the fixed contract sum. The Company generally controls resort owners' associations until their respective control periods have expired (typically triggered by the percentage of sales), unless otherwise provided in the bylaws of the association or under applicable law.

           The Company conducts preventative maintenance at each of its properties and conducts or oversees major renovations as the need arises. The Company has begun the process of creating centralized purchasing systems to further reduce costs and to maximize its purchasing power. The Company is also seeking to establish uniform resort standards for both the number of persons required for individual resort functions as well as the performance criteria and timeliness necessary to accomplish specific functions. Increases to the costs of operating and maintaining the Company's resort properties are passed on to VOI Owners in the form of increased maintenance fees or special assessments. As the cost of VOI ownership escalates, it may impact the overall desirability of owning a VOI, and it may also negatively affect the ability of existing VOI owners to continue to make required payments under their VOI contract or loan and the closing percentage for new sales. Thus, the Company seeks to hold maintenance fee assessments to the lowest amount possible while maintaining necessary quality standards.

           The Company has management contracts with practically all of its resorts. These contracts generally have a term of one to two years, though occasionally longer, and are typically subject to automatic renewal. Historically, the Company's management contracts have been renewed or continued by the relevant owners' association. The contracts soon to expire are expected to be extended beyond their term. If the applicable associations do not renew the contracts, the Company would lose a valuable source of revenue upon expiration of the existing contracts.

          Reservations Services. The Company has reservation departments located in Newport, Rhode Island; Asheville, North Carolina; New Orleans, Louisiana; San Antonio, Texas; Ocean City, Maryland; and St. Thomas, U.S. Virgin Islands. Interval International, Inc. ("II) also provides internal exchange reservation services for the Company's Vacation Club. This combined staff is collectively responsible for booking reservations for the approximately 806,000 room nights available annually in the units owned or managed by the Company.

           Rental of Unoccupied Units. The Company seeks to increase revenues on its inventory of unused or unsold VOIs by renting unoccupied units as hotel rooms on an overnight basis. The Company offers these unoccupied units through direct consumer sales, travel agents and package vacation wholesalers. In addition to providing the Company with supplemental revenues, the Company's room rental operations provide it with a source of lead generation for the sale of VOIs. As part of the management services provided by the Company, the Company generally provides rental service for owners who wish to rent their VOI, for an additional fee. The Company is seeking to centralize its rental reservations services, which should create greater efficiencies and should further increase reservation fulfillment opportunities.


PARTICIPATION IN VOI EXCHANGE NETWORKS

           The Company participates in VOI exchange networks operated by Resort Condominiums International LLC ("RCI") and Interval International ("II"), the two dominant VOI exchange companies. The exchange opportunity is frequently cited by purchasers of VOIs as one of the most significant factors in determining whether to purchase a VOI. Participation in an exchange network allows the Company's customers to exchange their VOI for occupancy rights at the same time or a different time in another participating resort, based upon availability. Due to the multiple numbers of resorts participating in exchange networks, VOI owners compete with others for the selection of resort locations with varying unit sizes during diverse time periods. Owners must generally pay both an annual membership fee and a transaction fee to either RCI or II. At the present time members of the Equivest Vacation and Travel Club participate in an exchange network operated exclusively by II, while the Company's other resorts have exchange affiliations with either RCI or II.

           Both RCI and II generally operate through long-term affiliation agreements that often prohibit the Company or other developers from directly or indirectly competing in the exchange business. These contractual restrictions against competition limit entry into the business by would-be competitors, including the Company. In recent years, fees charged by the exchange companies have risen significantly, and the longstanding reputation of these exchange companies has firmly entrenched them as a key component of a timeshare sales operation, thereby further increasing barriers to entry in the timeshare exchange business. Neither RCI nor II generally share transaction revenue generated from the Company's owners. RCI, through third party contracts, increasingly competes against the Company in providing travel related services to the Company's owners. Cendant Corporation, the parent company of RCI, has announced an agreement to purchase one of the largest independent developers in the industry, which is a direct competitor of the Company. The consequences of this acquisition may impact the exchange opportunities of VOI owners who are members of RCI. Due to the lack of competition in the exchange business, the high cost of an exchange and certain strategies adopted by RCI, the Company has terminated a number of expiring RCI affiliation contracts. The Company has also given notice to RCI of its intent to cancel several other agreements when such agreements come up for renewal. The Company believes that concentration in the market for exchange services damages both itself and its customers through excessively high prices. As its exchange contracts expire, the Company will consider entering into new affiliation agreements with II or RCI, offering exchange services to its owners alone, or offering exchange services in a consortium with others. There is no assurance that the Company will be able to provide competitive exchange services, or that it will elect to do so.


POINTS-BASED VACATION OWNERSHIP

           In general, under a points-based vacation ownership system, owners (usually referred to as members) purchase Vacation Points which act as an annual currency entitlement for occupancy rights at any of the Vacation Club's participating resorts, depending upon applicable law or resort occupancy availability. To ensure occupancy rights of all members of the Vacation Club, resort units are deeded or assigned to a Trustee, which holds the units in trust for the use and benefit of all participating members. In traditional Vacation Week ownership, owners can either use their VOI for a one-week stay in a specified unit type at a specific resort or exchange the VOI through an exchange company. Because Vacation Points function as currency under a points-based vacation ownership system, owners can, subject to availability, choose the location, season, duration and unit size of their vacation, based on their annual Vacation Points allocations. Additionally, in a points-based vacation ownership system, owners can redeem their points for a stay in any one of the resorts included in the Vacation Club, without having to exchange through an external exchange company.

           Each Vacation Points owner is required to pay the applicable Vacation Club management firm a share of all costs of maintaining the properties in the Vacation Club network, as well as the costs of administering the Vacation Club. These charges, depending upon the number of points purchased, consist of an annual fee which includes: an allocation of maintenance fee expenses attributable to all resorts participating in the Vacation Club; applicable real estate taxes; a management fee; and special assessments, which are assessed on an as-needed basis. If the member does not pay such charges, their use rights may be suspended and their ownership rights may be terminated. Due to the multiple exchange and use opportunities that are afforded to Vacation Club members, there are no guarantees that desired resort locations; unit sizes or time periods will be available when requested by a member. Resort availability is further impacted by the limited number of VOIs in a participating resort that may be deeded or assigned to the Vacation Club Trustee by the Company and the vacation preferences of Vacation Week owners who elect to participate in the Vacation Club. The Company sells its Vacation Club at five sales centers at former Peppertree resorts, and sells traditional one-week intervals at seven of its sales centers. The Company currently intends to continue selling both products.


EMPLOYEES

           As of December 31, 2000, the Company had approximately 1,560 employees, of which 320 were licensed or non-licensed real estate persons. Most of the Company's management level employees are salaried with additional incentive-based compensation. The Company believes that it maintains good employee relations. Bluebeard's Castle, Bluebeard's Beach Club and Villas and the Elysian Beach Resort each have a Collective Bargaining Agreement with the United Steelworkers of America, AFL-CIO-CLC, which agreements expire in February 2002, November 2001 and April 2001, respectively. The Company believes that these agreements will be renewed or extended under mutually agreeable terms. All the full-time employees of the Company who have at least 12 months of service are awarded stock options in the Company and an opportunity to participate in the Company's 401K plan. The Company believes that all employees should participate in equity ownership.


FINANCING OPERATIONS

           The Company's primary sources of revenue are (i) timeshare operations and (ii) finance operations. Revenues from its timeshare operations are principally from VOI sales and resort operations, while revenues from its finance operations are principally from interest and fees on loans. In its finance operations, the Company recognizes interest income on its outstanding loan receivables when earned, using the interest method. The accrual of interest on a loan is discontinued when unpaid interest, together with the loan principal outstanding, exceeds the loan's projected cash flow or the loan's collateral value.

           Lending Business. Prior to its entry into the development business through acquisitions in 1998 and 1999, the Company concentrated on making loans to small to midsize timeshare projects (involving loans ranging from $1 million to $10 million). Since 1991, the Company has provided approximately $615 million in financing of all types to approximately 75 projects in the United States and the Caribbean, one project in Canada and two in Ireland. Acquisition and development loans to small developers tend to be extremely high-risk loans, which can lead to both defaults and litigation. The Company currently does not anticipate making acquisition and development loans beyond current commitments.

           Subsidiary Consumer Loans and Third Party Loans. The Company offers consumer financing ("consumer loans") to the purchasers of VOIs in its own resorts ("Subsidiary Consumer Loans"), and also offers financing to third party developers ("Third Party Loans") either by purchasing the third party developer's consumer loans ("Purchased Receivables") or extending loans directly to the third party developer secured by the developer's consumer loans ("Hypothecation Loans") (collectively the "Consumer Financing portfolio"). At December 31, 2000, the Company's Consumer Financing portfolio totaled $255.1 million with a weighted average interest rate of 14.2%. The portfolio included $80.2 million (31.4%) of Purchased Receivables with third party developers, $27.1 million (10.6%) of Hypothecation Loans with third party developers and $147.8 million (58.0%) of Subsidiary Consumer Loans associated with the Company's owned resorts.

           For consumer loans in general, purchasers make a down payment generally equal to at least 10% of the purchase price. This financing generally bears interest at a fixed rate of approximately 16.9%, payable monthly over seven years, and can be prepaid without penalty by the consumer at any time. The loans are collateralized by a first mortgage on the VOI, or in the case of a right-to-use project, the loan is secured by a pledge of the consumer's use rights along with a promissory note for the balance owed on the purchase. The Company has historically provided financing for approximately 90% of its customers.

           Purchased Receivables. The Consumer Financing portfolio is an important aspect of the Company's financing business. For both Hypothecation Loans and Purchased Receivables, the Company has direct recourse against the developer and the consumers whose obligations underlie these loans.

           Through Resort Funding, the Company also provides loan servicing for all Subsidiary Consumer Loans and Third Party Loans. When Subsidiary Consumer Loans or Third Party Loans are purchased, the consumers' obligations are assigned to the Company and the consumers become obligated directly to the Company. The Company bears the risk of default on the Subsidiary Consumer Loans, and has the right, although no obligation, either to foreclose on or to take possession of each of the VOIs associated with each Subsidiary Consumer Loan, which can be re-sold by the Company. To date the Company has not needed to take direct action against consumers to foreclose on the VOI loan defaults of Third Party Loans due to the full recourse provisions of such loans allowing recovery from the developer itself. Where the Company is the developer, it will either foreclose on the VOI interests of defaulting Subsidiary Consumer Loans, or enter into an acceptable loan default settlement.

           In a Purchased Receivables transaction, the Company negotiates an interest rate with the developer, which includes servicing fees, and then calculates the present value of the monthly payments that the developer is receiving from the consumer at that interest rate. The Company then advances to the developer an amount that is typically between 85% and 90% of this present value, and holds back 10% to 15% of the purchase price ("holdback") as a "specific reserve" against potential default by the developer on its liability for any defaulted consumer loan. As the principal balance of a Purchased Receivable decreases, the holdback increases as a percentage of the principal balance outstanding. The holdback is not paid to the developer until the developer's obligation to the Company is paid in full. As a result, the special reserve as a percent of the unpaid principal begins at 10% to 15% and increases as the principal of the loan is paid down.

           In anticipation that some Purchased Receivables will default, the Company establishes an "allowance for doubtful receivables" ("general reserves"). In the event a consumer defaults on an obligation, the Company has the right to require a third party developer to repurchase the defaulted consumer loan at an amount equal to the present value of the unpaid principal and interest on the note, net of the specific reserve ("chargeback"). The Company has full recourse against the developer for these chargeback commitments. Generally, the developer has the option to replace the defaulted consumer loan with another of equal or greater value. Specific reserves are charged only if the developer defaults on its chargeback obligations. General reserves are charged only if the developer defaults on its obligations and there are no remaining specific reserves.

           Management evaluates the adequacy of the doubtful receivables allowance on a monthly basis by examining past loss experience, current delinquencies, known and inherent risks in the portfolio, adverse conditions that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions. The Company's allowance for doubtful receivables is based upon management's estimate of the amount that will be necessary to cover future write-offs of accounts receivable in the event
(i) a developer defaults on its obligation to replace or take back a non-performing consumer loan and (ii) specific reserves on such developer's loan are exhausted. A Purchased Receivable is charged against the allowance when management believes that collection is unlikely.

           Hypothecation Loans. As an alternative to purchasing consumer loans, the Company may furnish a developer with a Hypothecation Loan, collateralized by a pool of the third party developer's consumer loans with respect to a particular resort. The Company negotiates an interest rate, which excludes servicing and commitment fees. The developer assigns consumer loans with respect to a particular resort to the Company as collateral and, by virtue of such assignment; the Company has the right to service these consumer loans in its own name. Thus, the Company collects payments from consumers on their obligations, and these payments are applied towards the developer's obligations under the Hypothecation Loan. The developer typically may borrow an amount up to 85% to 90% of the value of the pool of consumer loans pledged as collateral (the "Advance Rate"). If a consumer loan becomes 60 days past due, it becomes ineligible as collateral. In this case, the developer may be required to replace that consumer loan with a consumer loan on which payments are current, to refund to the Company the amount owed on that particular consumer loan or to do nothing if the Hypothecation Loan has sufficient overcollateralization. The Company has full recourse against the developer with respect to a Hypothecation Loan, and has the VOI as security. As consumers make payments on their obligations, a portion of the Hypothecation Loan is repaid. Once the Hypothecation Loan is repaid in full, the remaining collateral is released to the developer.

           Acquisition and Development Loans. Acquisition and development loans allow timeshare resort developers to acquire land and construct a resort, or to acquire a hotel, club or other previously developed property for conversion into a timeshare resort ("A&D Loans"). The first loan that developers typically require in the process of developing a timeshare resort is an A&D Loan. Since 1991, the Company has financed approximately $117 million of A&D Loans on over 30 projects. A&D Loans are generally collateralized by a first mortgage on the property with full recourse to the developer. In addition, the Company typically obtains personal or corporate guarantees from the developer or principals of the developer. The Company does not normally make an A&D Loan without obtaining the exclusive right to provide financing for all Consumer Loans resulting from the resort project. When each VOI is sold, the developer pays a portion of the proceeds as a principal reduction on the A&D Loan ("release payment"). A&D Loans are high-risk credit extensions, and loans to borrowers unable to satisfy their obligations may result in write-offs, protracted litigation or both. The Company has determined that it does not currently intend to make any new uncommitted A&D Loans, as the Company believes that capital invested in its own business generates higher return with greater controls on risk. The Company will review this policy periodically and will consider new A&D Loans where it believes circumstances warrant.

                                                                 PORTFOLIO DATA

                                              A&D Loan Portfolio Distribution
                                                  As of December 31, 2000
                                                  (Dollars in thousands)

                                        Number of             Aggregate               Average          Percentage of Total
                                Loans (1) Amount           Principal Amount          Principal         A&D Loan Portfolio
                                ----------------           ----------------          ---------         ------------------
Less than $1 million                        6                 $ 2,644                   $ 440                     16.6%
$1-$2 million                               2                   2,543                   1,272                     15.9%
$2-$3 million                               0                       0                       0                      0.0%
$3-$4 million                               1                   4,262                   4,262                     26.7%
$5 million or more                          1                   6,507                   6,507                     40.8%
                                        ------               --------                   -----                     -----
Total A&D Loans                            10                 $15,956                  $1,596                    100.0%
______________

(1) In general, the Company makes one A&D Loan for each resort being financed.



           As of December 31, 2000, the Company's total loan portfolio had an outstanding balance of $275.1 million, which included $16.0 million (5.8%) of A&D Loans, $255.1 million (92.7%) of Consumer Financing, and $4.0 million (1.5%) of other loans.

                           Loan Portfolio Composition
                             (Dollars in thousands)

                                                                   As of December 31,
                                        --------------------------------------------------------------------------------------
                                              1996             1997            1998             1999            2000
                                              ----             ----            ----             ----            ----

A&D Loans                                 $ 31,475         $ 39,390         $33,434          $27,945         $15,956  (1)
Purchased Receivables                       66,201           91,102          95,289           91,028          80,208
Hypothecation Loans                          1,570            5,275          11,904           16,925          27,068
Consumer Loans                                  --               --          18,012          120,895         147,810
Other Loans                                  3,447              763         2,313              3,297           4,040
                                       -------------      ---------     -------------      -----------     ----------
Total Loans Outstanding                   $102,693         $136,530        $160,952         $260,090        $275,082
- --------------

(1)        Of the amount, a $4.3 million loan was repaid in early January 2001.

The following table sets forth certain key characteristics of the Company's loan portfolio as of December 31, 2000.

                      Characteristics of the Loan Portfolio
                             As of December 31, 2000
                             (Dollars in thousands)

                         Total Weighted Weighted Average
                                       Principal Amount     Average         Interest       Number of     Number           Number
                                         Outstanding       Remaining          Rate        Developers       Of               Of
                                                            Maturity                       Financed      Resorts          Loans

A&D Loans                                    $15,956            1.0              11.9%             8          10               10
Purchased Receivables                         80,208            4.8              12.7%            35          47           15,842
Hypothecation Loans  (1)                      27,068            2.3              10.7%            10          11               11
Consumer Loans                               147,810            6.2              15.7%           ---          29           25,049
Other Loans                                    4,040            1.2              12.1%             4           4                4
                                              -----                             -----
Total Outstanding Loans                     $275,082                             14.1%
- --------------------

(1)        Includes 5,744 underlying Consumer Loans.

Note:  Weighted average remaining maturity in years.


           Loan Servicing, Collections and Delinquencies. In addition to outsourcing loan default collections to independent collection agencies, the Company conducts its own servicing and collection activities on consumer loans. These activities are an important part of the Company's finance business and subsidiary resort operations. Servicing consumer loans internally provides the Company with direct access to consumers and prompt feedback from those consumers regarding resort conditions and developer performance. Also, in the event of a consumer default, it provides the Company the ability to exercise its remedies against the developer expeditiously.

           For loans relating to purchases of VOIs in its own resorts, the Company maintains a "target reserve methodology", ("TRM"), that establishes a minimum reserve target based on the payment aging of the Company's consumer loans. The following list sets forth the target reserve level based on the aging of the contract:
                     o          Current   - 29 days past due    5%
                     o          30 - 59 days past due          10%
                     o          60 - 89 days past due          50%
                     o          90+ days past due              95%

           The targeted reserve percentage level is applied to the outstanding principal balance of the consumer loan less an inventory recapture amount. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against the allowance for doubtful receivables. The total actual dollar level of reserves is reviewed monthly against the TRM target level.

           Client Base. Historically, the Company has targeted its lending business on third party developers with small to midsize resort projects. Since such projects require modest initial financing, the Company believes that no individual loan is critical to the Company's success. Since the Company entered the timeshare resort development business in 1998, its own portfolio has grown rapidly in proportion to the loans of third party developers. As of December 31, 2000,

Subsidiary Consumer Loans represent about 53.7% of the entire $275.1 million loan portfolio, while the next two largest third party developers represent 8.5% and 8.1%, respectively. The Company anticipates that total loans relating to owners in its own resorts will continue to grow as a percentage of its overall loan portfolio.


TIMESHARE OPERATIONS

           The Company's timeshare development operations generate revenue primarily through (i) selling and financing VOIs, and (ii) managing resort properties. The Company recognizes VOI sales revenue on the accrual basis. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and a statutory rescission period has expired. Statutory rescission periods vary from state-to-state. If all other criteria are met, but construction of the unit to which the VOI relates is not substantially complete, revenue is recognized according to the percentage of completion method. The Company recognizes interest income on its outstanding consumer loans when earned, using the interest method. For tax purposes, sales of VOIs are recognized using the installment sale method of accounting, which recognizes income as cash is received.

           Revenues from resort operations primarily consist of fees earned for management of timeshare resorts, income from the rental of unoccupied timeshare units on an overnight basis, and food and beverage sales from the Company's restaurants. Revenues are recognized at the time services are rendered.

           In its timeshare operations, the Company accounts for uncollectible notes by recording a provision for doubtful accounts at the time VOI sales revenue is recognized. During 2000, the Company took provisions for doubtful accounts equal to 9.3% of its VOI sales. If a customer defaults, any unpaid balance on the note is charged against the previously established allowance for doubtful accounts, net of the amount that is restored to inventory. VOIs returned to inventory are recorded in inventory at the lower of their original cost or market value. The Company ceases to recognize interest income on consumer receivables when a note becomes past due. The level of provisioning is adjusted quarterly on a prospective basis in light of surplus or deficits between the "target reserves" required by the Company's TRM and actual dollar reserve levels. When actual reserves fall below target levels, the Company's rate of provisioning is increased by an amount sufficient in management's judgment to return actual reserves to a surplus above target levels in a reasonable period. For 1999 provisions as a percent of total VOI sales were 5.0%, compared to 9.3% for 2000. Actual loan charge-offs against reserves were $2.6 million in 1999, or 6.3% of the consumer loan portfolio, and $7.9 million in 2000, or 5.9% of such portfolio. The Company uses its best efforts to mitigate the level of consumer receivable write-offs through its owner service, loan servicing and collection activities. However, loan write-offs are one of the principal risks of any company in the vacation ownership industry. Loan write-offs beyond the Company's historic experience or expectations are possible, and could have a materially adverse effect on the Company's financial results or liquidity.

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


                                                                             Selected Financial Data
                                                                                   Year-ended
                                                                                December 31, 2000
                                                                             (Dollars in thousands)

                                                        1998                          1999                          2000
                                                        ----                          ----                          ----
                                                $              %               $            %                $            %
                                                -              -               -            -                -            -
Revenues:
As a percentage of total revenues:
  Timeshare interval sales (VOI)               $ 4,553          15.4 %        $40,910        45.9 %         $97,367        61.5 %
  Interest                                      20,399          68.8 %         25,962        29.1 %          38,137        24.1 %
  Resort operations                              3,646          12.3 %         20,568        23.2 %          20,741        13.1 %
  Other income                                   1,039           3.5 %          1,650         1.8 %           2,011         1.3 %
                                            -----------    ----------     ------------   ---------      ------------   ---------
     Total revenues                             29,637         100.0 %         89,090       100.0 %         158,256       100.0 %

Expenses:
As a percentage of VOI sales:
  Cost of timeshare intervals sold               1,145          25.1 %          9,667        23.6 %          23,240        23.9 %
  Sales and marketing                            2,173          47.7 %         19,464        47.6 %          45,922        47.2 %
  Provision for doubtful accounts (1)              206           4.5 %          2,042         5.0 %           9,079         9.3 %

As a percentage of interest income:
  Interest                                       7,458          36.6 %         13,389        51.6 %          23,560        61.8 %

As a percentage of resort operations:
  Resort management                              3,252          89.2 %         16,453        80.0 %          12,745        61.5 %

As a percentage of total revenues:
  Provision for doubtful accounts (2)              585           2.0 %            150         0.2 %               0         0.0 %
  Depreciation and amortization                  2,194           7.4 %          3,512         3.9 %           5,144         3.3 %
  General and administrative                     4,110          13.9 %          9,217        10.3 %          18,573        11.7 %
  Write off of IPO Costs                             0           0.0 %              0         0.0 %           1,649         1.0 %
                                            -----------    ----------     ------------   ---------      ------------   ---------

     Total expenses                             21,123          71.3 %         73,894        82.9 %         139,912        88.4 %
                                            -----------    ----------     ------------   ---------      ------------   ---------
Income before taxes                              8,514          28.7 %         15,196        17.1 %          18,344        11.6 %

Provision for income taxes                       3,270          11.0 %          6,500         7.3 %           7,900         5.0 %

                                            -----------    ----------     ------------   ---------      ------------   ---------
Net income                                     $ 5,244          17.7 %        $ 8,696         9.8 %         $10,444         6.6 %




(1)  Based  on  provision  for  doubtful   receivables   recorded  on  timeshare
development.

(2) Based on provision for doubtful receivables recorded on timeshare financing.

INSURANCE

           The Company carries comprehensive casualty and property insurance, including coverage for perils such as fire, windstorm and business interruption, with respect to its properties and interests in its resorts (i.e., its inventory of unsold VOIs), with policy specifications, insured limits and deductibles customarily carried for similar properties, which the Company believes, are adequate. There are certain types of losses (such as losses arising from flooding) that are either uninsurable or not economically insurable or for which the Company or its borrowers have limited insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could be required to repair damages at its expense, or lose its capital invested in an owned resort or face loan default in the case of a financed resort to the extent that the relevant owners' association does not and cannot cover such losses. Any such loss could materially adversely affect the Company's financial condition, results of operations, or liquidity.

           A large number of the Company's resorts are at beachfront locations within areas exposed to potential hurricanes, magnifying the importance of adequate insurance coverage, while limiting the choice of insurers since only selective markets will underwrite these areas. The major meteorological events of the past eleven years have also influenced the availability and pricing of property insurance in coastal areas, and, particularly, the U.S. Virgin Islands. Losses to underwriters caused by Hurricane Hugo in 1989 and Hurricane Marilyn in 1995, as well hurricanes Bertha, George, Luis, Hortense, Jose, and Lenny, have led to an increase in premiums of approximately 300% from 1999. Casualty and property insurance premiums generally have also significantly increased irrespective of a particular location's loss performance, which increases could affect a location's ability to secure adequate insurance coverage and expose the Company to additional risks. Such property insurance is the responsibility of the relevant resort's owners' association with respect to VOIs that have been sold, and is paid for by owners as part of their annual maintenance fee. The Company pays its share of such costs on VOI inventory owned by it, which must be recovered from transient rentals until the VOI is sold. Lack of availability or excessive cost for insurance could materially adversely affect the Company's financial condition, results of operations, or liquidity. Continued increases in the cost of insurance could affect the desirability of the VOI product if maintenance fees rise to levels deemed unacceptable by potential purchasers.
Unaffordable increases in maintenance fees could result in note defaults in extreme cases. Increased insurance costs on VOIs owned by the Company can also impact the Company's financial results to the extent not recovered through rentals.


COMPETITION

           Resort Development Operations. The timeshare resort industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality and entertainment companies, such as Marriott International, The Walt Disney Company, Hilton Hotels, Hyatt Corporation, and Four Seasons Resorts, have entered the industry. Other companies in the timeshare industry, including Fairfield Communities, Vistana, Bluegreen Corporation, and TrendWest Resorts, are, or are subsidiaries of, public companies. The Company competes with these numerous other businesses based on price, service and type of product offered. Most of these companies have greater access to capital and other resources than the Company. Many of these companies are actively engaging in the timeshare business in the same geographic region as the Company, giving rise to heightened competition in these areas. In the future, competitors may seek to develop, or increase their development of, resorts in those regions in which the Company presently does business. Such increased development may impact the Company's ability or cost to generate sales prospects and might otherwise materially and adversely affect the Company's financial condition, or liquidity. The acquisition of one of the Company's direct competitors, Fairfield Communities, by Cendant Corporation, which also owns the dominant exchange network RCI, could have particularly adverse, long-term consequences for the Company.

           While the principal competitors of the Company's resort development business are other developers of timeshare resorts, the Company is also subject to price and service competition from (i) the commercial lodging business, including condominiums, hotels and motels, (ii) service providers in the leisure business, including cruise lines, and (iii) to a lesser extent, from campgrounds, recreational vehicles, tour packages and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's costs relative to such competitors' costs, could materially adversely affect the Company's financial condition, results of operations, or liquidity.
Numerous businesses, individuals and other entities compete with the Company in seeking properties for development and acquisition of resorts. Many of these competitors are larger and have greater financial and other resources than the Company. Such competition may result in a higher cost for properties the Company may wish to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts.

          Third Party Financing Operations. The Company's finance business is highly competitive. Most of the Company's competitors are much larger and have significantly more money to lend, including Textron Financial Corporation ("Textron"), Heller Financial, various banks and others. The largest traditional timeshare lender, Finova Capital Corporation, recently filed for bankruptcy protection from creditors and is the subject of several competing refinance proposals. The Company does not currently plan to seek new A&D Loan originations beyond existing projects due to numerous factors, including high credit risks, inadequate returns, limitations on capital, and the availability of internally generated notes to finance.


GOVERNMENTAL REGULATION

           General. The Company's loan and receivables business and its marketing and sales of VOIs are subject to extensive regulations by the federal government and the states and foreign jurisdictions in which its resort properties are located and in which VOIs are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, Telephone Consumer Protection Act, Telemarketing and Consumer Fraud and Abuse Prevention Act, Fair Housing Act, the Civil Rights Act of 1964 and 1968, and the Fair Debt Collection Practices Act. In addition, many states have adopted specific laws and regulations regarding the sale of VOI ownership programs. The laws of the federal government and most states require the Company to make certain oral or written disclosures and to register with a designated state agency by filing a detailed offering statement describing the Company and all material aspects of the project and sale of VOIs. Laws in most states where the Company sells VOIs generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a period ranging from 3 to 15 business days following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws that regulate the Company's activities such as real estate salesperson licensure; exchange program registration; sellers of travel licensure; anti-fraud laws; telemarketing laws; price gift and sweepstakes laws; and labor laws. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently or may be subject. However, no assurance can be given that the Company will not incur significant costs in qualifying under VOI ownership regulations in all jurisdictions in which the Company desires to conduct sales. Any failure to comply with applicable laws or regulations could have material adverse effect on the Company.

           Certain state and local laws may also impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with the repairs made to the developed property. In addition, from time to time, potential buyers of VOIs may assert claims with applicable regulatory agencies against the Company, its marketing personnel or its VOI salespersons for unlawful or improper marketing and sales practices. Such claims could have adverse implications for the Company in negative public relations and potential litigation and regulatory sanctions.
However, the Company does not believe that such claims will have a material adverse effect on the Company or its business.

           The Company believes that its interests are best served by rigorous internal and external efforts to assure the highest possible level of integrity in dealing with customers, including more effective and well-informed regulation. Where individual sales personnel violate the Company's standards for disclosure and truthfulness in all dealings with customers, it is the Company's policy to take prompt and effective action to redress customer problems and to discipline or separate personnel where appropriate to safeguard the Company's standards of ethical conduct.

           A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons on a variety of public accommodations and facilities. These requirements did not become effective until after January 1, 1991. Although the Company believes that its resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition. Additional legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. If an owners' association at a resort was required to make significant improvements as a result of non-compliance with the ADA, VOI owners may default on their loans and/or cease making required owners' association assessment payments as a result of any additional assessments necessary to cover the cost of compliance. The Company is not aware of any non-compliance with the ADA, the Fair Housing Act or similar laws that management believes would have a material adverse effect on the Company's business, assets or results of operations.

           The Company sells VOIs at certain of its resort locations through licensed real estate sales agents. Such sales agents provide services to the Company under contract, and the Company believes such agents are not employees of the Company. Accordingly, the Company does not withhold payroll taxes from the amounts paid to such persons. In the event the Internal Revenue Service or any state or local taxing authority were to classify successfully such independent sales agents as employees of the Company, and hold the Company liable for back payroll taxes, such reclassification may have a material adverse effect on the Company.

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

           Certain Environmental Laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners and operators of real properties for personal injury associated with ACMs. In connection with the ownership and operation of its properties, the Company potentially may be liable for such costs.

           In addition, recent studies have linked radon, a naturally occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (pCI/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's resorts may adversely affect the Company's ability to sell VOIs at such resorts and the market value of such resort. In addition, the Company is required to disclose to potential purchasers and owners of VOIs at the Company's resorts that were constructed prior to 1978, any known lead-paint hazards and failure to so notify could impose damages on the Company. Certain Environmental laws govern the use, removal and care of lead-based paint when stored or present on building surfaces. Certain of the Company's resort projects and buildings constructed prior to 1978, including its Peppertree corporate offices in Asheville, North Carolina, may have lead-based paint present on the surfaces of certain structures. The laws relative to lead-based paint may impose liability associated with exposure to airborne particles and may provide for third parties to seek recovery from owners and operators of real properties for personal injury associated with lead paint exposure.

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

           Certain of the environmental site assessments identified recognized environmental conditions at some of the Company's properties. These conditions include historic uses of the property such as manufacturing or automotive related facilities. Certain of the Company's resorts in the Long Wharf area of Newport, Rhode Island have been constructed on sites which have been placed on the Comprehensive Environmental Response Computation and Liability Information System ("CERCLIS") and listed as a "State Site" due to the presence of lead in this area. The source of the lead contaminated soil is not known but is suspected to be fill dating back many years or attributable to possible other prior uses. As part of its development of the Long Wharf Resort, Eastern Resorts entered into an agreement with the Department of Environmental Management of Rhode Island ("DEM") to remediate voluntarily lead contamination in exchange for a release of liability for the cleanup. After Eastern Resorts successfully completed its remediation project, DEM issued a letter on March 26, 1998 declaring the site in compliance with respect to this agreement. Subsequent to the completion of the Long Wharf Resort project, the Company purchased land with improvements that are within the Long Wharf area. Site remediation on this land has been undertaken and completed in accordance with Department of Environmental Management ("DEM") guidelines. Further development of this land will require further compliance with DEM site remediation standards.

           A 2,000-gallon heating oil underground storage tank (UST) is present at the corporate offices of Peppertree located in Asheville, North Carolina. Records indicate that the UST was installed in 1971, has no cathodic protection, and has not been monitored or tested for tightness. One soil sample from the vicinity of the UST indicated concentrations of total petroleum hydrocarbons of 10 mg/kg (parts per million). The levels of concentration may require remediation in accordance with applicable law. This UST is covered under a validly issued state permit, but there is no assurance that the remediation, if ordered, will be successful or that the Company will not be held liable or held liable for the pre-existing environmental and other liabilities associated with the UST. This facility is currently under a contract of sale expected to close in the second quarter of 2001.

           There is also an on-site wastewater treatment plant servicing sanitary sewage from all the condominium units for the Peppertree Atlantic Beach resort in Beaufort, North Carolina. The wastewater treatment plant was transferred from Peppertree Atlantic Beach Associates to Peppertree Atlantic Beach Association, Inc., Peppertree Atlantic Beach II Association, Inc. and Peppertree Atlantic Beach Villas III Association, Inc. on May 1, 1999. The North Carolina Department of Environment, Health and Natural Resources ("DEHNR") issued Peppertree Atlantic Beach Associates a permit for the facility on December 16, 1996, and the permit is still in full force and effect. DEHNR previously issued a Notice of Violation to Peppertree Atlantic Beach Associates for exceeding permitted limits, but violations have since been corrected. There are no guaranties or assurances that there will not be a re-occurrence of events that will contribute to future violations, or that the Company will not be held liable for any liabilities associated with the wastewater treatment plant.

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

           Real property pledged as security may be subject to unforeseen environmental liabilities as a result of undisclosed conditions or the future by applicable management and/or their agents to safely use and/or dispose of materials or liquids in accordance with applicable law. Such environmental liabilities may give rise to (i) a diminution in value of the property, (ii) the borrower's inability to repay its obligations, (iii) limitations on the ability to foreclose against such property, or (iv) liability for cleanup costs or other remedial actions which could be material.


TRADEMARKS

           While the Company owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights and other intellectual property rights, including the "Peppertree", "Eastern Resorts", "Bluebeard's Castle" and "Equivest Sunlogo" service marks which, in the aggregate, are of material importance to its business, it is believed that the Company's business, as a whole, is not materially dependent upon any one intellectual property or related group of such properties. The Company is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by the Company.


RISK FACTORS
RISK OF INCREASING LEVERAGE; LIQUIDITY

           CSFB Credit Facility. In November 1997, the Company entered into a credit facility with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), which provided up to $75.0 million to finance Purchased Receivables and to make Hypothecation Loans, and $30.0 million to fund A&D Loans (the "CSFB A&D Line"). The Company paid the CSFB consumer receivables debt in full in February 2000. As of December 31, 2000, $17.7 million was outstanding under the CSFB A&D Line, whose maturity has been extended until February 16, 2002 in accordance with the terms of an agreement with CSFB (the "CSFB Extension"). The CSFB Extension also extends until February 2002 the maturity date of certain mortgage loans made by CSFB on the Company's properties in New Orleans, Louisiana, St. Thomas, US Virgin Islands, and Ocean City, Maryland with an aggregate unpaid principal amount of approximately $29.3 million. These loans were made by CSFB to predecessor companies. All of the mortgage loans to the Company and the third party A&D Loans (collectively, The "CSFB Debt") are repaid through release fee payments each time a VOI in any such property is sold.

           Under the terms of the CSFB Extension, the interest rates on the outstanding loans remain unchanged. The Company will either pay to CSFB: 1% in cash of the aggregate loan amount owing as of February 16, 2002; or, if such amount is in excess of $10 million as of that date, $500,000 in Common Stock of the Company priced as of such time. In connection with the extension, CSFB will also receive certain fees and expense reimbursement, and 400,000 warrants to acquire the Company's common stock for a period of five years. Two-hundred thousand of such warrants will be priced at market at the time of issuance, and 200,000 warrants will be priced at $0.50 cents over market price at the time of issuance. The Company expects the outstanding balance of the CSFB Debt to be reduced to less than $10 million before February 2002, though this outcome depends on refinancings that cannot be assured.

           DG Credit Facility. In January 2000, the Company, through its subsidiary EFI Funding Company, Inc., entered into a $150 million consumer loan credit facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahan Funding Company LLC ("DG Credit Facility"). The term of the new facility is five years, and the interest rate is based on lender's commercial paper rate plus 1.35%. The facility currently acts as the main facility for funding all Subsidiary Consumer Loans and Third Party Loans. Under the terms of the DG Credit Facility, the Company is responsible for all loan servicing, administration and processing. The Company in cooperation with DG Bank is seeking to increase both the advance rate and the size of the total credit allowable under the DG Credit Facility. There is no guarantee that the Company will be successful in achieving these increases. If the Company does not obtain an increase in the size of the DG Credit Facility, the Company may need to develop alternative credit facilities with other lending institutions later in 2001. As of December 31, 2000, approximately $138.1 million was outstanding under the DG Credit Facility, though aggregate portfolio growth after prepayments tends to be relatively slow, particularly in the first and second quarters. The Company believes it has an excellent relationship with DG Bank, and that the DG Credit Facility will be expanded to accommodate future portfolio growth. However, there is no assurance that the current DG Credit Facility will be expanded, or that changes will occur when needed by the Company.

           Bank of America Loan. In November 1999, the Company entered into a $20.7 million bridge loan with Bank of America, N.A. ("B of A Bridge Loan") in connection with the Peppertree Acquisition. This B of A Bridge Loan had an outstanding balance of $15.9 million as of December 31, 2000. The Company and Bank of America have reached an agreement extending this loan for an additional two years (the "B of A Extension Agreement"), subject to certain conditions and debt covenants. These conditions include periodic monthly amortization payments similar to what the Company has been paying Bank of America since August 2000, and $3.5 million in principal pay downs ($1 million in November 2001, and $2.5 million in January 2002, out of the proceeds of sales of land and other unused assets the Company plans to sell). The Company currently has contracts of sale in place covering more than the necessary amount of principal pay downs, though there is no assurance that such contracts will close as expected.

           1999 Finova Loan Agreement. The Company has $50 million in revolving credit facilities with Finova Capital Corporation (the "Finova Lines"), comprised of a $20 million revolving facility to fund third party A&D and other loans (the "Finova Third Party Line"), and a $30 million revolving facility to fund construction at the Company's own resorts (the "Finova Internal Line") The outstanding balance as of December 31, 2000, was $8.1 million on the Finova Internal Line, and $4.2 million on the Finova Third Party Line. Finova has filed for bankruptcy protection and may not be able to fund commitments of this type. Furthermore, any new loan commitments under these revolving lines could be subject to approval of the U.S. Bankruptcy Court overseeing the Finova bankruptcy. The Company believes that Finova is in default of its obligations under both revolving facilities.

           Other Indebtedness. The Company has some additional facilities that were either undertaken or assumed in conjunction with its development activities. These facilities include some of the traditional timeshare industry lenders as well as smaller regional or community banks. The aggregate balances of these loans as of December 31, 2000, were approximately $37.1 million. While there is approximately $18 million of availability under these credit facilities, the Company plans on using its other facilities, which have more favorable terms, and replacing outstanding balances with lower cost financing whenever possible under the terms of such indebtedness. The Company also has approximately $8.3 million in additional debt relating to Peppertree resort properties. The majority of these other loans mature after the year 2001, and are repaid out of release fees on sales of VOIs.

           Beginning in September 1996, the trustee reached settlements of the claims of certain lenders against the Bennett Estate (as defined herein under "Bankruptcy of Related Entities") relating to claims to certain lease collateral of the Bennett Estate. These settlements required the settling banks to make new non-callable term loans to Resort Funding at concessionary interest rates of 0.5% to 4.0% (the "Settlement Loans"). Resort Funding is also obligated to pay the Bennett Estate an annual arrangement fee of 3% of the unpaid principal balance of the Settlement Loans. The Settlement Loans have a weighted average interest rate of 2.1% as of December 31, 2000. The Settlement Loans are also collateralized by note receivables of the Company as to 100% of the face value of such notes. As of December 31, 2000, Resort Funding's total outstanding balance on the Settlement Loans was approximately $17.8 million and the weighted average remaining maturity was 29 months. In addition to these Settlement Loans, Resort Funding also has an additional $9.3 million in additional debts to other community banks. Beginning in 2001, the Company will have to begin refinancing the settlement loans. Any replacement loans will carry higher interest rates, and will most likely require some level of additional collateralization.

           The Company has reached agreements with CSFB and Bank of America for one and two year extensions of its current credit facilities, respectively. However, there are financial covenants in the Bank of America loan, as well as mandatory principal paydowns in November 2001 ($ 1 million), February 2002 ($3.5 million) and November 2002 ($1 million), as well as normal monthly loan amortization payments. If the Company is unable to pay off, extend or consolidate loans as they mature, or find additional financing sources, the Company could be placed in default. To the extent the Company cannot raise additional funds, the lack of liquidity and the unwillingness of financing sources to continue to lend money could materially and adversely affect the Company's financial condition and results of operations, or cause the Company to seek protection under the Bankruptcy laws. The Company believes that it has generally good relations with its lenders. However, the Company's business requires regular increases in funding to support growth and normal operations. There is no assurance that adequate capital or liquidity will be available at a cost, or in an amount, sufficient to meet the Company's operating needs.

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

           Certain of the Company's and its subsidiary's Notes also require certain financial ratios, including interest coverage, leverage and fixed charge ratios, to be maintained. There can be no assurance that these requirements will be met in the future. If they are not, the holders of the indebtedness under certain of these Notes may be entitled to declare such indebtedness immediately due and payable.

           Liquidity. At December 31, 2000, the Company's debt to equity ratio was 3.3:1 compared to 3.8:1 at December 31, 1999. The Company is seeking to reduce its leverage further through a program of selected sale of land and other assets, as well as normal debt repayment through timeshare release fees. The Company has high overall levels of debt, and substantially all of the Company's assets have been pledged as collateral on its loans. The level of indebtedness could have important consequences to investors including:

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

           The Company requires continuous financing to conduct its finance and resort acquisition and development businesses. The Company needs sources of liquidity to make new loans to consumers for the purchase of timeshare VOIs, to replace existing facilities that are maturing, to acquire land and develop new timeshare resorts, and to lend to third party developers. To meet its capital needs, the Company plans to expand its equity base through retained earnings and equity investments whenever possible; and to increase it's borrowing availability under warehouse lines like the DG Credit Facility. In addition, the Company is exploring the possibility of entering into additional financing transactions in which it either sells or borrows against the collateral in its loan portfolio, or issuing other debt securities in the capital markets as operations and market conditions permit.

           In recent periods, some specialty lenders and timeshare developers have been unable to obtain necessary liquidity from their customary or other sources. Two of the largest companies in the vacation ownership industry, Finova Capital Corporation and Sunterra Corporation, filed for bankruptcy protection during 2000 due in part to major liquidity problems. The Company has had fewer alternatives to raise equity capital as it has expanded, due to both its small size and the controlling share ownership of the Bennett Estate. In times of credit constriction, the Company may find it harder to borrow money and may have to pay more for any loans than do larger borrowers. In the future, the Company may not be able to obtain financing or to raise capital on satisfactory terms, or at all. To the extent the Company cannot raise additional funds, lack of liquidity could materially and adversely affect its financial condition and results of operations.


RISKS ASSOCIATED WITH LENDING  OPERATIONS

           Credit and Concentration Risks. Both the Company's third party developer borrowers and its consumer borrowers may repay late or not pay back their loans. The risk of delinquency and default, and of consequent loss to the Company, increases during economic downturns by an unknown but significant degree. The Company bears the risk of defaults by buyers who financed the purchase of their VOIs through the Company directly, and it is indirectly exposed to the risk of loss on Third Party Loans if developers become unable to honor their chargeback obligations.

            If a buyer of a VOI defaults on a consumer loan subject to a mortgage, the Company may foreclose and recover the underlying VOI. However, in some jurisdictions the Company will incur relatively substantial costs in foreclosing on the VOI, returning it to inventory and reselling it. Although private mortgage insurance or its equivalent is available to cover VOIs, the Company has never purchased such insurance and has no present intention of doing so. In addition, although the Company in many cases may have recourse against VOI purchasers and sales agents for the purchase price paid and for commissions paid, respectively, no assurance can be given that the VOI purchase price or any commissions will be fully or partially recovered in the event of a buyer default under a loan receivable. The Company is subject to the costs and delays associated with the foreclosure process and the costs of sales and marketing for the resale of the VOI to a new purchaser. Although the resale takes place as a normal VOI at a normal price, there is no assurance that the proceeds generated by the resale will cover the costs involved and the amount of the defaulted note. The Company operates a reserve program that is used to recover sales commissions paid on VOI receivable loans that default during the first 12 months after a sale is made. This reserve program is unpopular with sales personnel and may cause selected sales personnel to decline to work for the Company. However, the Company believes that recovery of sales commissions on first year defaults is important to protect the Company and does not presently intend to change its reserve and commission chargeback policies.

           A&D Loans are considerably larger than individual consumer loans that make up the Consumer Financing portfolio and are made to considerably fewer borrowers. Further, these loans normally are significantly more risky than consumer loans because the resorts which serve as collateral may not be completed on time, within budget, or at all, and the projected sales of VOIs from which the A&D Loan is repaid may not occur as projected or at all. If the borrower is unable to generate a sufficient volume of tours of sales prospects at an acceptable cost, or is unsuccessful in converting those tours into sales, the projects will most likely fail. Even if the Company is able to obtain ownership of a resort from a defaulting developer, in most circumstances the property can only be sold as a timeshare resort due to developer sales of the resort prior to default. Thus, the number of potential buyers for the project may be limited to companies capable of completing timeshare sales at the resort, and in some cases that is not feasible. However, because the Company has internal marketing and resort management capability, it has the option of assuming operations at the failed resort itself, as well as selling the project to another buyer.

           Since January 1, 1996, three A&D Loans have become the subject of legal proceedings by the Company to seek to foreclose on outstanding mortgages. One such loan of approximately $6.7 million was repaid in full from the proceeds of a sale to a new purchaser. A second loan in the amount of $3.5 million was the subject of litigation in Beaufort, South Carolina. The Company settled this litigation and incurred a charge against loan loss reserves of approximately $600,000. The third loan, in the amount of $4.6 million, culminated in a deed in lieu of foreclosure on a project in San Antonio, Texas. The Texas deed in lieu of foreclosure and related litigation settlement amounted to more than $1 million, though the Company expects to recover this amount in full through sales of VOI interests in the Riverside Suites property and resort management fees in the future. In addition to these loans, had the Company not made the KGI Acquisition, at least three additional A&D Loans with principal balances of more than $15 million and a consumer financing line with a balance of more than $3 million would have very likely become the subject of foreclosure or collection proceedings.

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

           Reserve Coverage Ratios and Target Reserves. At December 31, 2000, the Company had total reserves, including over collateralization on the Hypothecation Loans, for its loan portfolio equal to $35.1 million or 12.8% of total loans. As of that date, the Company's "Reserve Coverage Ratio" or "RCR" on Third Party Loans 60 days or more past due was 12.8 times coverage. The RCR for Third Party Loans that at December 31, 2000 were 90 days or more past due was
29.2 times coverage. This Reserve Coverage Ratio at December 31, 2000 was derived by comparing the Company's total reserves and overcollateralization of $23.4 million on Third Party Loans with the $1.8 million of such receivables that were 60 or more days past due, thereby yielding a Reserve Coverage Ratio of
12.8 times.

           At December 31, 2000, the aggregate allowance for doubtful receivables of $11.7 million represented a Reserve Coverage Ratio of 2.1 times the $5.7 million in Subsidiary Consumer Loans that were 60 days past due as of that date. The Company's overall RCR for its entire portfolio at December 31, 2000 was 4.7 times total 60 day past due loans. The Company evaluates the adequacy of the allowance for doubtful receivables on a monthly basis and adds to the allowance by charging a percentage of total VOI sales as an expense. For the Company's Subsidiary Consumer Loans, the Company has established a "Minimum Target Reserve" or MTR based on the principal aging of the Consumer Loans. The targeted reserve level is based on the outstanding principal balance of the Subsidiary Consumer Loan, less an inventory recapture amount.

           On a monthly basis the Company reviews the level of allowance on doubtful receivables against the target amounts suggested by the MTR. Where total allowance for doubtful receivables is less than the MTR, the Company will prospectively increase the rate of provisioning as a percent of VOI sales until actual reserves meet target levels. When the Company believes that collectibility of a receivable is unlikely, that amount is charged against its allowance for doubtful receivables. This generally occurs when a receivable is between 90 and 120 days past due, depending on the history of payments on the particular note. As with other lenders, there is a risk that reserves may not be sufficient to absorb credit losses, which may be substantial during a recession or economic slowdown, with attendant adverse effects on the Company's financial condition, results of operation and liquidity. However, under its MTR methodology, the Company maintains minimum reserves against fully current receivables that are approximately equal to historic default rates, while maintaining sharply higher reserves against any individual note whose payments are behind schedule. The Company believes that MTR methodology is an important tool to force the maintenance of realistic levels of reserves against potential note defaults. However, there can be no assurance that notes defaults could not exceed the Company's target reserves.

           Interest Rate and Duration Risks. The Company derives its finance operations' revenues from interest and fees on loans and consumer receivables. The Company principally borrows from the sources described above to fund additional loans and purchase additional consumer loans.

           At December 31, 2000, the Company's A&D Loan portfolio had a principal amount of $16.0 million, with a weighted average variable interest rate of 11.9%. At that date, the Company had Purchased Receivables in a carrying amount of $80.2 million, with a weighted average interest rate of 12.7% and a weighted average life to maturity of 4.8 years, Hypothecation Loans of $27.1 million, with a weighted average variable rate of 10.7% and a weighted average life to maturity of approximately 2.3 years and consumer loans of $147.8 million, with a weighted average interest rate of 15.7% and a weighted average life to maturity of 6.2 years. At December 31, 2000, these loans were financed principally with borrowings under the DG Credit Facility. The CSFB A&D Line has a variable rate of LIBOR plus 2.9% and as of December 31, 2000, the rate under the CSFB A&D Line was 9.5%.

           Historically, the Company has derived net interest income from its financing activities because the interest rates that it charges to borrowers have exceeded the interest rates the Company pays to its lenders. The Company typically borrows at variable interest rates. Accordingly, if the Company lends at fixed rates or at variable rates that do not increase as rapidly as the rates on its own borrowings, an increase in interest rates could reduce or eliminate the spread which the Company earns on its A&D Loan portfolio and its Consumer Financing Portfolio. Moreover, an increase in interest rates generally would decrease the value of assets with interest rates that do not rise commensurately. The Company does not currently hedge its interest rate risks. However, under the DG Credit Facility, the facility does force the Company to hedge on the DG Credit Facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains.

           If interest rates were to decrease generally on loans available to customers or the purchasers of VOIs, borrowers could prepay their loans and reduce the Company's interest revenues. The Company generally seeks protection from prepayment risk on developer loans (other than consumer loans) by making loans that are not prepayable in some circumstances and requiring prepayment fees in certain other circumstances.

           The Company typically makes loans and acquires Purchased Receivables with borrowings whose maturities do not match those of the related consumer loans, and which generally mature earlier than the related consumer loans. As a result, the Company must ordinarily refinance its borrowings. As noted above, for example, the Company has approximately $38 million in total debt as of March 2001 financed by CSFB that will be due on February 16, 2002. The average maturity of the Company's portfolio holdings extends well beyond this date and the rate of repayment on A&D Loans by developers is variable based on the volume of sales in such projects and may not fully retire indebtedness funded by CSFB prior to this maturity date. Although the Company has historically been able to secure financing sufficient to fund its operations, and expects that this will continue to be true in the future, there is no assurance that in the future it will be able to obtain financing to pay off debt owed to CSFB, Bank of America or other lenders.

RISKS RELATED TO THE DEVELOPMENT AND INTEGRATION OF A POINTS-BASED VACATION OWNERSHIP SYSTEM WITH WEEKLY INTERVAL SALES

           The Company currently plans to continue the sale of the Vacation Club and to expand the number of resorts that members of its Vacation Club may visit utilizing their annual points. This is achieved by conveying to the Vacation Club units and VOI interests in Company resorts that are not otherwise part of the Vacation Club to satisfy the fulfillment of VOI owner needs. However, of its 12 sales centers, Vacation Points are sold in only five such centers, while weekly intervals are sold at the remaining seven sales centers. The Company currently does not plan to expand the number of sales centers selling its Vacation Club, though it periodically reviews this policy. The Company to date has generally found that it obtains a higher average sales price on sales of traditional weekly intervals than it received on sales of points packages. The Company is also seeking to change the product being sold at its non-Vacation Club sites from a deeded fixed week to a non-deeded right to use in order to permit recovery of VOIs from defaulted purchasers at the lowest cost. The implementation of this product change will necessitate applicable regulatory approval and there are no assurances that such approval will be granted or that it will be granted in a timely fashion. The Company is also exploring programs and products that will enable it to create an internal exchange system throughout its resort network. No assurance can be given as to the Company's ability to develop or operate such a company-wide system efficiently, or that any such system will be placed into operation by any specific time. Risks associated with the operation of the Vacation Club, changing to a non-deeded right to use sales product and creating an expanded internal exchange system include the risks that: the Company cannot effectively develop or acquire the computer software necessary to operate the Vacation Club or internal exchange system effectively; Vacation Points, deeded and right to use VOI sales products may be or become subject to extensive regulation by federal, state and local jurisdictions, possibly making such vacation ownership sales products uneconomical or unprofitable; and the Company's sales force may not be able to sell points or a non-deeded right to use as effectively as traditional fixed week VOIs, resulting in rising sales and marketing costs and, potentially, losses.


RISK RELATED TO SEASONAL VARIATIONS IN OPERATING RESULTS


           The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net income from the sale of VOIs. These fluctuations may cause significant variations in quarterly operating results. The popularity of the Company's resorts is influenced by seasonal variations, as well as local attractions. The Company's resorts in New England and on the Atlantic seaboard experience peak seasons May through September, while those in St. Thomas and Massachusetts are more popular during November through March. During peak demand periods, revenues from renting unoccupied timeshare units on a transient basis increase significantly. During non-peak seasons, the Company must rely on revenue previously generated during the rest of the year. Severe weather and seasonal conditions influence the timing, development and completion of existing and future phases of resorts, thus impacting the Company's cash flow and earnings. If sales of VOIs are below seasonal normality during a particular period, the Company's annual operating results could be materially adversely affected.


RISK OF DEVELOPMENT, CONSTRUCTION AND ACQUISITION ACTIVITIES

           The Company has finished timeshare inventory available for sale representing in the aggregate sufficient inventory to support several years' needs at current annual sales rates.

However, because inventory may not exist in all locations when it is needed for ongoing sales, the Company must continue selected construction at some existing resort locations, or acquire new resort locations. Risks associated with the Company's development, construction, acquisition and expansion activities may include the risks that: acquisition and/or development opportunities may be abandoned; construction costs of a resort may exceed original estimates, possibly making the resort uneconomical or unprofitable; sales of VOIs at a newly completed or acquired resort may not be sufficient to make the resort profitable; marketing costs may be too high to allow profitable operations, the volume of tours may be below targets necessary to allow reasonable sales volume, financing may not be available for development, construction or acquisition of, or the continued sales of VOIs at a resort or the terms of such financing may make profitable operations difficult; and construction may not be completed on schedule, resulting in decreased revenues and increased interest expense. The failure of the Company to successfully complete its development, construction, acquisition and expansion activities may have a material adverse effect on the Company's results of operations.

           Marketing Risks. Once resorts are constructed, the Company must sell VOIs in order to repay indebtedness and generate operating income. Its ability to do so is dependent largely on its ability to generate sufficient numbers of tours of potential purchasers to its sales centers to enable it to sell VOIs or points packages in its Vacation Club. Both internal tour generation and purchases of tours from outside tour vendors must take place in sufficient numbers, and at a total marketing cost including gifts or premiums that stays within acceptable percentages of total sales revenues, to allow profitability. It is extremely difficult to generate consistent volumes of tours in adequate numbers at an acceptable cost, and failure to do so will lead to reduced sales volumes, and potentially loss of sales personnel due to an inadequate number of sales prospects. The timeshare industry in general, including the Company, is dependent to a significant degree on telemarketing to generate prospects, and this form of marketing is objectionable to many people and may in the future be curtailed due to legislative, regulatory or technological curbs.

           Sales Risks. Once tours arrive at a sales center, the Company's sales personnel must be able to sell a minimum percentage of prospects at an acceptable average sales price in order to recover its marketing, property and other costs. Sales commission expenses are generally high, and the combined sales and marketing costs are a critical variable in overall profitability. If the Company cannot control sales and marketing costs successfully, it will not be able to repay indebtedness, meet current expenses, and attract capital sufficient to replace inventory over time. Sales and marketing costs in 2000 were 47.2% of VOI sales revenues, down slightly from 47.6% in 1999. This decrease was not as large as it would otherwise have been due to the impact of high sales and marketing costs at Peppertree, which were 51.2% in 2000, compared to 63.9% in 1999. During 2000, total sales and marketing costs for the Company's non-Peppertree sales operation were 44.0% of VOI sales revenues, compared to 45.9% in 1999.

           The Company has substantially reduced the total number of Peppertree personnel involved in sales and marketing, total payroll costs at Peppertree, overall sales commissions and the costs of purchased tours. Five former Peppertree sales centers were closed for normal line sales, as well as two telemarketing centers. These closures took place during the second half of 2000, and the Company incurred severance and other termination costs relating to terminations of personnel. As a result, sales and marketing costs at Peppertree declined from 63.9% in 1999 to 51.2% in 2000, and the Company anticipates that such costs at the former Peppertree sales centers will decline during 2001 compared to 2000, though no such further reduction can be assured.

           If the sales and marketing costs of Peppertree decline in 2001 below those of 2000, the Company-wide sales and marketing costs should also decline in 2001 compared to 2000. However, progress in reducing sales and marketing costs at Peppertree has been both slower and more difficult than anticipated during 2000, and there is no assurance that the Company will be able to achieve comparable sales and marketing costs within the remaining five sales centers located at former Peppertree resorts as it does in its non-Peppertree operations. It is the Company's general policy to close any sales center that does not generate an acceptable pretax profit margin on VOI sales due to excessive sales and marketing costs, and the Company is prepared to apply this policy to any of its existing sales centers.


           Risks of Expansion Strategy. The Company intends to continue the expansion of its resort network in what it considers desirable locations and to acquire, convert or develop other resorts where these activities can be completed at an attractive price. Acquiring, converting or developing resorts places substantial demands on the Company's liquidity and capital resources, as well as on its personnel and administrative capabilities. Further, excessive sales and marketing costs of VOIs at a newly completed or acquired property may make the project unprofitable. In addition, expansion creates risks that the Company's internal control structure and its management team may not be able to keep up with the pace of change. Breakdowns in controls can lead to cost overruns, bad debts, inadequate reserves, unethical business practices or widespread inefficiency. Finally, the Company may expand into new geographic areas in which it has no operating history. The Company may not be successful in such locations or, if it is successful, it may require more time or a greater investment in marketing and personnel before the Company becomes successful in such locations. There is no assurance that such opportunities will be identified or, if the Company finds them, that they will be successfully undertaken. There is also no assurance that the Company will be able to increase its financial resources, in which event sales and loan portfolio growth cannot be maintained.

           Regulatory and Environmental Risks. The Company's development and construction activities, as well as its ownership and management of real estate, are subject to comprehensive federal, state and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, and land development, land use, building design and construction, marketing and sales, and other matters. Such laws, as well as any difficulties in obtaining the requisite licenses, permits, allocations, authorizations and other entitlements pursuant to such laws, could impact the development, completion, and sale of the Company's projects and VOIs.

           Third Party Contractors. Although some of the Company's construction activities are performed in part internally, other construction activities are typically performed by third party contractors whose performance the Company cannot assure. Claims may be asserted against the Company for construction defects arising out of the performance of these companies. Certain state and local laws may impose liability on property developers with respect to construction defects or repairs made by future owners of such property.

           Concentration on Acquisition and Development Activities. There is substantial concentration of Resort Funding's $16.0 million acquisition and development loan portfolio in a small number of third party borrowers. All of such developers could reasonably be viewed as high-risk borrowers and a default by one or more of these developers could materially adversely impact overall profitability.

GENERAL ECONOMIC CONDITIONS; CONCENTRATION AND COMPETITION IN THE VACATION OWNERSHIP INDUSTRY

           Downturns in economic conditions or price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Adverse economic conditions, including recession, may also negatively affect the availability of financing for the Company or its customers and may materially adversely affect the Company's business by increasing defaults on consumer notes or through other mechanisms. Periods of recession or economic slowdown generally increase the risks associated with the Company's business, particularly in regard to the collectibility of consumer receivables. During such periods, the demand for vacation real estate and real estate values may decline, timeshare development may slow down or cease, loan demand may lessen, and loan delinquencies and defaults may rise. The Company's timeshare development operations could suffer losses if it experiences a decrease in sales of VOIs or if the Company is forced to sell its VOIs at lower prices. While the Company believes that its reserve for loan losses is currently adequate, it may need to be increased during an economic downturn.

           Because the Company's present operations are conducted solely within the vacation ownership industry, adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulations of the industry and increases in construction costs or taxes, as well as negative publicity for the industry, could have a material adverse effect on the Company's operations.

           The Company is subject to significant competition at each of its resorts from other entities engaged in the business of resort development, sales and operation, including VOI ownership, condominiums, hotels and motels. Many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell VOIs in resort properties. Virtually all of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company. The Company also competes with other established vacation ownership companies. Competition in any local market from other vacation ownership companies can drive sales and marketing costs up, increase rescission rates or reduce the average sales price of VOIs.

           Based on the Company's experience at its existing resorts, the Company believes that the market for resale of VOIs by the owners of such intervals is very limited, and that resale prices are substantially below their original purchase price. Attempts by buyers to resell their VOIs may compete with the Company's sales of VOIs. While VOI resale clearing houses or brokers do not currently have a material impact on the Company's business, if the secondary market for VOIs were to become better organized and more liquid, the availability of resale intervals at lower prices could adversely affect the Company's prices and number of sales of new VOIs in the short term, although such a development could increase the desirability of the VOI product in the long term. Internet technology is enabling interested customers to shop for resale intervals to an increasing degree, and the Company is not able to predict the eventual effect, if any, of this trend on its business.


DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS

           The attractiveness of VOI ownership is enhanced significantly by the availability of exchange networks that allow VOI owners to exchange their occupancy right in their VOI for an occupancy right in another participating network resort. The ability to exchange VOIs is frequently cited by buyers as a primary reason for purchasing a VOI. RCI and II provide broad-based VOI exchange services, and the Company's resort locations are currently qualified for participation in either the RCI or II exchange networks.

           If such exchange networks cease to function effectively, or if the Company's resorts are no longer included in such exchange networks, the Company's sales of VOIs could be materially adversely affected. This risk may be reduced if the Company successfully develops its own viable resort exchange system. Continuation of price increases and direct competition from either or both exchange companies could materially and adversely affect the Company and its VOI owners. See "Participation in VOI Exchange Networks" for further risks and issues associated with VOI exchange networks.


APPLICABILITY OF FEDERAL SECURITIES LAWS TO THE SALE OF VOIS

           While the Company has been advised to the contrary, it is possible that VOIs could be deemed to be a security as defined in Section 2(1) of the Securities Act of 1933. If VOIs were determined to be a security for such purpose, their sale would require registration under the Securities Act. The Company has not registered the sale of the VOIs under the Securities Act and does not intend to do so in the future. If the sale of the VOIs were found to have violated the registration provisions of the Securities Act, purchasers of the VOIs might have the right to rescind their purchases of VOIs, and the Company could be exposed to other liabilities. If a substantial number of purchasers sought rescission and were successful, the Company's business, results of operations and financial condition could be materially adversely affected.


REGULATION OF MARKETING AND SALES OF VOIs; OTHER LAWS

           The Company's marketing, telemarketing and sales of VOIs and other operations are subject to regulation by the federal government and the states and foreign jurisdictions in which its resorts are located, and in which VOIs are marketed and sold. The Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject. However, no assurance can be given that the cost of qualifying under vacation ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, or that the Company is in fact in compliance with all applicable federal, state, local and foreign laws and regulations. Future statutory enactments could adversely affect the Company, such as limiting the telemarketing efforts that can be utilized by the Company to solicit VOI tour prospects. Any failure to comply with applicable laws or regulations, or material negative changes to existing laws, could have a material adverse effect on the Company. Prior to its acquisition by the Company, Peppertree was the subject of enforcement proceedings by a consumer agency in the State of Wisconsin. Although Peppertree entered into a consent decree with the agency involved, whereby consumers were offered the opportunity to participate in a restitution program, a substantial number of eligible participants did not opt to participate in the program and have initiated private civil actions alleging a violation of applicable sales and marketing laws. These suits may generate adverse publicity, thereby reducing tour flows and increasing costs, both of which have, in some instances, already occurred.

POSSIBLE ENVIRONMENTAL LIABILITIES; UNINSURED LOSSES

           Under various Environmental Laws, the owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on or in, or emanating from, such property, as well as related costs of investigation and associated damages. The Company is not aware of any environmental liability that would have a material adverse effect on the Company's business, assets or results of operations, nor has the Company been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or other claim relating to hazardous or toxic substance or petroleum products in connection with any of its present or former properties. The Company believes that it is in compliance in all material respects with all Environmental Laws. No assurance; however, can be given that the Company will remain in compliance with all Environmental Laws or that it is aware of all environmental liabilities that relate to all of its present and former properties. See "Governmental Regulation, Environmental Matters" for further risks and issues associated with environmental compliance.

           The Company's resorts may be subject to hurricanes and other weather related calamities and damages as a result thereof. The Company currently maintains insurance coverage that, in management's opinion, is at least as comprehensive as the coverage maintained by other prudent entities in the Company's line of business. However, there are certain types of losses (such as losses arising from acts of war and civil unrest) that are not generally insured because they are either uninsurable or not economically insurable and for which the Company does not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.


VULNERABILITY TO REGIONAL CONDITIONS

           As of December 31, 2000, the Company's resorts were located in Massachusetts, Rhode Island, Louisiana, Florida, Maryland, North Carolina, South Carolina, Virginia, Tennessee, Wisconsin, Missouri, Texas, and the U.S. Virgin Islands. The Company's performance and the value of its properties will be affected by regional factors, including local weather economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and the local regulatory climate.


REAL ESTATE RISKS

           The Company's business depends in part on the value and operating characteristics of real property investments. Real estate values are often uncertain and tend to fluctuate. Desirability of real estate is affected by numerous and mostly variable factors, including government policies, general economic conditions, property conditions, location, neighborhood quality, interest rates, and alternative properties available to consumers. If the Company's resorts or those of the developers it finances are not attractive to consumers, VOI sales will decline. There will also not be as many receivables to finance and the Company may not be able to collect on the loans it has made. Real estate investments are relatively illiquid. Such illiquidity will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic conditions. If developers default on their loans and the Company acquires the collateral properties, the Company may not be able to sell the properties at prices acceptable to it except over a lengthy period or not at all.

DEPENDENCE ON OUTSIDE VENDORS

           The Company's sale of VOIs is completely dependent upon its ability to generate prospects to tour its resort projects. Although the Company continues to expand its own in-house tour generation capabilities, add additional vendors, and develop new non-traditional prospect generation programs with third parties, there are no guarantees that such efforts will be successful. There are also no guarantees that outside vendors will continue to meet the Company's marketing needs, or that the per prospect cost to the Company will be financially affordable.


KEY PERSONNEL ISSUES

           As the Company's operations develop and expand, it will require additional management and employees and will need to implement enhanced operational and financial systems. The Company may not be able to successfully hire, retain, integrate and use management and employees and implement and maintain such operational and financial systems. Failure to do so could materially adversely affect the Company's financial condition, efficiencies, and results of operations or liquidity. The Company's management is currently dispersed among its locations in Greenwich, Connecticut; Newport, Rhode Island; Syracuse, New York; and Asheville, North Carolina, making coordination of management activities less efficient.


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

           Also in 1996, the U.S. Department of Justice appointed, and the Bankruptcy Court approved, Richard C. Breeden as trustee in bankruptcy (the
"Trustee") for BFG and BMDC, as well as for certain other related debtors (collectively, the "Bennett Estate"). In June 1996, the Trustee filed an adversary proceeding seeking more than $1 billion in damages from, among others, prior controlling stockholders of BFG and its affiliates and certain of their business associates, BFG's previous auditing firm and others. The Trustee did not file any legal action against the Company, or implicate the Company or any of its subsidiaries in the alleged fraudulent schemes. Nonetheless, certain creditors' lawsuits claimed that the Company and Resort Funding participated in the alleged fraud and the Company and Resort Funding were named as defendants in federal and state class actions. The federal class actions were subsequently consolidated (the "Consolidated Class Actions") in the United States District Court for the Southern District of New York (the "District Court").

           In November 1997, the Company repaid approximately $25 million of debt to the Bennett Estate through the issuance of 4,645,596 shares of common stock to the Bennett Estate. No party in interest in the bankruptcy has sought to set aside the sale of Resort Funding to the Company or to consolidate any of its assets in the proceeding, and the Company does not believe that any such action, if attempted, would be successful. The Company therefore believes that its future should not be directly influenced by BFG's affairs.

           In October 1998, the Trustee and counsel for the plaintiffs in the Consolidated Class Actions entered into a Settlement Agreement to settle certain major litigation between the Bennett Estate and an insurance carrier for its leases. Both the U.S. District Court and the Bankruptcy Court have since approved the Settlement Agreement, and on February 17, 2000, the Company was dismissed with prejudice from the Consolidated Class Actions and the New York state class action. A multi-plaintiff suit is pending against the Company in Florida relating an alleged fraudulent sale of securities, including leases, notes and assignments by BFG, and the Company's alleged breach of fiduciary duties regarding the same. The plaintiffs are not actively pursuing their claims in this action. In the event that the plaintiffs are successful in their prosecution of this matter, a damage award in excess of any available funds could have a material adverse effect on the Company's business, financial condition and results of operations.

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


VOTING CONTROL AND MARKET FOR PREFERRED STOCK

           As of December 31, 2000, the Bennett Estate beneficially owned approximately 73.6% of the common stock and 10,000 shares of Series 2 Class A Redeemable Preferred Stock (the "Preferred Stock"), which collectively represents approximately 78.9% of the voting rights. The Preferred Stock of the Company is held entirely by the Bennett Estate, and entitles them to the number of votes, which represents 20% of the total number of votes of the Company. The Trustee of the Bennett Estate exercises voting authority, subject to Bankruptcy Court review, over all such shares. Therefore, where it chooses to do so, the Bennett Estate will control the election of directors and the management and affairs of the Company, and the outcome of various matters submitted to the stockholders for approval, including mergers, consolidations and the sale of substantially all of the Company's assets.

           Dividends on the Preferred Stock are cumulative and payable quarterly when declared by the Company at the rate of $60.00 per annum per share. As of December 31, 2000, the undeclared and unpaid dividends amounted to $1.5 million. At the Company's option, such dividends may be paid in cash, preferred stock, or common stock, which has been the Company's practice. The Company may at its option any time after February 16, 2003, redeem the Preferred Stock in whole or in part at the $10.0 million liquidation value plus accrued and unpaid dividends.

           The Bennett Estate's primary goal is to sell the shares of the Company owned by the Bennett Estate at an attractive cash price, enabling the Bennett Estate to make a significant cash distribution to its creditors. If the Bennett Estate is unsuccessful in its efforts to sell its shares of Company stock, it will consider a distribution of the Company's shares owned by the Bennett Estate to its creditors upon confirmation of a Chapter 11 plan by the Bankruptcy Court. The distribution of such shares of stock could substantially affect the share price of the Company's common stock. In February 2001 the Trustee filed a proposed Chapter 11 plan with the Bankruptcy Court. If confirmed by the Bankruptcy Court following a vote by the creditors, this plan would authorize the Trustee to conduct a stock distribution at an appropriate time in the Trustee's judgment, following notice to the Bankruptcy Court, unless such shares were previously sold.


DEPENDENCE ON SENIOR MANAGEMENT AND DIRECTORS

           Senior Management and Directors. The Company's success depends upon the continued contributions of its board of directors and the its senior management teams, including sales and marketing, property development, and finance and accounting personnel at Eastern Resorts, Resort Funding, Bluebeard's Castle, Ocean City Coconut Malorie, Avenue Plaza, and Peppertree. Operations are directed by a small senior management team led by the Company's Chief Executive Officer, Mr. Breeden, who is also the Trustee of the Bennett Estate.

           In his capacity as Chairman of the Board, President and Chief Executive Officer of the Company, Mr. Breeden currently does not have an employment contract and does not receive any compensation from, or hold any equity interest in, the Company. However, since January 1, 2000 the Company has paid a monthly fee to the Bennett Estate in order to defer partially the Bennett Estate's costs for providing Mr. Breeden's ongoing compensation. Mr. Breeden serves as a director of the Company solely as a representative of the Bennett Estate, and his principal duty is to the creditors of the Bennett Estate. In 1998, Mr. Breeden indicated a willingness to continue serving in his current capacity upon the sale of the shares of stock owned by the Bennett Estate, pursuant to a proposed three-year employment agreement that would have provided both annual compensation and a significant equity interest in the Company. However, this potential employment agreement was not completed and there are no assurances that the Bennett Estate's shares will be sold or that Mr. Breeden will continue to serve at the Company. If Mr. Breeden does remain at the Company, he will serve concurrently as Trustee of the Bennett Estate pending the consummation of the Bennett Estate's plan of reorganization.

           Resort Funding's President, Thomas J. Hamel, has directed Resort Funding's timeshare loan origination operations since 1991, developing an extensive network of clients. Mr. Hamel will be leaving the Company to pursue other ventures upon the expiration of the current term of his employment agreement with the company in May of this year. Resort Funding's operations will continue to be overseen by existing long term senior executives.

           R. Perry Harris is the President of Eastern Resorts and an Executive Vice President of the Company. He has been with Eastern Resorts and its predecessors for 19 years, and has an employment agreement with Eastern Resorts that runs until 2003. The expertise and experience of senior management teams in the development of timeshare resorts are extremely important to the Company. The loss of the services of remaining senior executives or of any of the Company's other key officers could materially and adversely affect the Company's business.

           Dual Role of Trustee as Chairman and CEO of the Company. The Bennett Estate currently intends to sell or to distribute all of its preferred and common stock in the Company. If the Bennett Estate is successful in selling or otherwise disposing of all of its shares of stock, the Bennett Estate would not own any shares in the Company, and thus would have no further ability to influence the Company's management directly. The Company would not be obligated at that point to continue the Trustee's services as Chairman, President and Chief Executive Officer, and the Trustee would have no further obligation to serve in those capacities since there is no employment agreement between the Company and the Trustee. If less than all of the Bennett Estate's shares were sold, the Bennett Estate would continue to hold an interest in the Company. In that event, the Trustee would continue to have to consult with the Creditors' Committee and to obtain approval of the Bankruptcy Court prior to voting the shares of the Bennett Estate or taking actions outside the ordinary course of business with respect to the Bennett Estate's shares.

           The bankruptcy proceedings involving the Bennett Estate will continue through the end of 2001, and to a lesser extent possibly beyond. Mr. Breeden does not expect that his responsibilities as Trustee will interfere with his duties at the Company. He will, however, be called upon from time to time to devote attention and energies to the ongoing bankruptcy proceedings, which could distract him from important activities of the Company for temporary periods.

Item 3.   Legal Proceedings

           The Company is currently subject to litigation and claims respecting employment, tort, contract, negligence and construction, among others, arising in the ordinary course of its business. Management expects none of these lawsuits or claims, even if adversely decided, to have a material adverse effect on the Company or its business. The Company is, however, required to disclose any material proceeding to which any director or officer has a material interest adverse to the Company, and any material bankruptcy, receivership or similar proceeding with respect the Company. The Company is also required to disclose any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interests and costs, exceeds ten percent (10%) of the current assets of the Company on a consolidated basis.

           For additional information regarding these legal proceedings and other litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ended December 31, 1999, and the Company's Form 10-Q filed May 15, 2000, for the quarterly period ending March 31, 2000, the Company's 10-Q filed August 15, 2000, for the quarterly period ending June 30, 2000, and the Company's 10-Q filed November 14, 2000, for the quarterly period ending September 30, 2000, which are incorporated herein by reference.

           John Cavanaugh and William Reighley, individually or through their company, Castle Holdings, Inc. (collectively, "Castle"), have instituted a total of four actions against the Company and/or KGI. The first of these actions is for the Company's alleged procurement of and involvement in the alleged wrongful termination by KGI of Messrs. Cavanaugh and Reighley following the Company's acquisition of three resort properties in St. Thomas, U.S. Virgin Islands from KGI. Messrs. Cavanaugh and Reighley are seeking money damages in a second suit in excess of $830,000, plus interest, for Bluebeard Castle Inc.'s ("BCI") failure to pay promissory notes allegedly owed to Messrs. Cavanaugh and Reighley that were also executed by them during their employment with BCI. In the third suit, in which the Company participates as an intervening party, Messrs. Cavanaugh and Reighley seek damages in excess of $1.1 million dollars, plus punitive damages, attorney's fees and costs for the effect upon them of the Company's acquisition of the KGI St. Thomas resorts and related events. In the fourth suit, Messrs. Cavanaugh and Reighley seek payment by KGI of promissory notes executed before the KGI Acquisition. The Company is not a named party to the fourth suit, but is monitoring the case to the extent that it relates to similar issues presented in the three other suits and any potential indemnification for which Company may be responsible in connection with an indemnification agreement between the Company and KGI. Throughout 2000, the Company was involved in ongoing discovery requests as required under an order consolidating all the cases for discovery purposes. No other substantive developments occurred in these suits. The Company believes that the various suits by Messrs. Cavanaugh and Reighley are without merit, and the Company is pursuing discovery of its own in connection with possible fraudulent acts, conversion and self-dealing that may have damaged the Company.

           The Company has filed a complaint in the Supreme Court of New York, in and for the County of Onondaga, against C. Wayne Kinser ("Kinser"), a director and former principal owner of Peppertree, and Pioneer Hotel Corporation, the sole general partner of Great Smokies Hotel Associates, L.P. The complaint is a result of the breach, by Kinser and the additional defendants, of the November 1999 Agreement and Plan of Reorganization pursuant to which the Company purchased various Peppertree entities. The complaint sets forth multiple causes of action, including a default under a promissory note held by a wholly owned subsidiary of the Company, and guaranteed by Kinser. The complaint further alleges that Kinser defaulted upon his obligation to make payment of taxes due and owing by various Peppertree entities and incurred prior to their acquisition by the Company, and that Kinser breached his fiduciary duty to the Company, as a result of his improper inducement of the Company to make a tax payment at a time when he served as a Director of the Company. The Company's action seeks recovery of more than $3 million from Mr. Kinser.


Item 4.   Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of the Company's equity holders during 2000, except for the election of officers and ratification of independent auditors voted upon at the annual meeting held May 15, 2000. The Company intends to hold the 2001 annual meeting of the stockholders and to file its detailed 2001 Definitive Proxy Statement, and reference is expressly made thereto for specific information incorporated herein by reference.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

           The Company's common stock is listed on the NASDAQ Stock Market as a small-capitalization issue. The following table sets forth the high and low sale prices for the common stock for each quarter during the fiscal years ended December 31, 1999 and December 31, 2000, as reported on the NASDAQ Stock Market:

COMMON STOCK                                     HIGH                 LOW
                                                 ----                 ---

Year-ended December 31, 2000

Fourth quarter                                   $3.25                $1.63
Third quarter                                    $3.50                $2.13
Second quarter                                   $4.00                $2.00
First quarter                                    $6.00                $3.38


Year-ended December 31, 1999

Fourth quarter                                   $6.25                $5.25
Third quarter                                    $6.75                $4.50
Second quarter                                   $7.07                $2.75
First quarter                                    $7.50                $2.00

             Such quotations reflected inter-dealer price, without retail mark-up, markdown or commission, and did not necessarily represent an actual transaction. The high and low bids shown above relate only to periods in which any actual trading occurred.

             On March 16, 2001, there were approximately 86 holders of record of the Company's common stock and the Company estimates that there were over 200 total beneficial owners of the Company's common stock. The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of future dividends for preferred or common stock will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the board of directors deems relevant. No dividends on the Company's common stock can be paid until such Preferred Stock dividends are paid in full.

           On December 31, 1998, the Company filed a Form S-1 Registration Statement covering a proposed sale of all of the shares of common stock held by the Bennett Estate, as well as certain primary shares to be issued by the Company to raise additional equity capital (the "Proposed Offering"). The Bennett Estate received approval from the Bankruptcy Court to sell all of its common stock in the Company in the Proposed Offering. Due to market conditions, the Proposed Offering was not accomplished, though the Bennett Estate continues to pursue the sale or other disposition of its stock. The Trustee of the Bennett Estate recently filed a proposed Chapter 11 plan with the Bankruptcy Court (the "Plan"). Under the terms of the Plan, upon confirmation the Trustee would be authorized to spin off the shares of the Company to the creditors of the Bennett Estate, unless previously sold, upon a brief notice filing with the Bankruptcy Court. Any such distribution would involve dissemination of more than 20 million shares now held by the Bennett Estate to its creditors, who would potentially be free to sell such shares. The Company does not know whether the Plan will be approved by creditors and confirmed by the Bankruptcy Court, and if so, whether the Company's shares will be sold by the Bennett Estate or distributed to creditors. Upon the completion of an offering or similar transaction, or the distribution of Bennett Estate stock to its creditors, the Bennett Estate's ownership interest in the Company will be reduced or eliminated in its entirety. The Proposed Offering that was the subject of the 1998 Registration Statement cannot be completed under current market conditions, and the Company does not know when, if ever, it will be able to complete any other public or private offering. The Company has not abandoned its efforts to complete the Proposed Offering of common stock contemplated in the 1998 Registration Statement. However, in view of the uncertain ability to conduct the Proposed Offering, the Company has determined that the costs of the Proposed Offering of approximately $1.6 million now accrued on the Company's balance sheet should be written off as a loss (the "IPO Write-Off"). The Company has already paid all such costs and the IPO Write-Off is a non-cash event.

            Although the Trustee intends to sell or distribute all of the common stock and all of the Bennett Estate's Preferred Stock in the Company, it is possible that less than all of such capital stock may be sold or distributed, in which case the Bennett Estate would continue to be a stockholder and would likely seek other means to liquidate its holdings in the Company. Bankruptcy Court approval would be required for a full or partial sale or distribution. The sale of a large block of common stock, or the expectation that such a sale might occur, could materially adversely affect the share price of the common stock. The amount of common stock available for trading, as well as trading volume, is currently small, while spreads between high and low closing prices are large.

Item 6.  Selected Financial Data

           The following table sets forth summarized consolidated financial data of the Company for each of the five fiscal years ended December 31

(Amounts in Thousands of Dollars Except Per Share Data)

                                              1996 (a)            1997         1998 (b)         1999 (c)             2000 (d)
                                              --------            ----         --------         --------             --------
Revenue                                    $  14,263.4     $  15,964.5      $  29,636.5      $  89,090.5           $158,256.2

Net income                                     1,660.2         3,231.4          5,244.0          8,696.1             10,444.1

Net Income:

Per common share - basic                          0.12            0.22             0.20             0.31                 0.35

Per common share - diluted                        0.07            0.15             0.20             0.31                 0.35

                                                                                                                    436,974.1
Total assets                                 113,203.8       133,484.0        197,384.5        416,985.7

                                                                                                                    288,374.5
Notes payable                                106,745.5        99,961.4        133,117.0        289,357.8

Redeemable preferred stock (e)                    29.7            29.7              ---              ---                  ---

(a) Included $23.8 million of Notes payable - related party that was converted into equity in 1997.

(b)  In August 1998, acquired Eastern Resorts.

(c) In March 1999, completed the KGI Acquisition. In November 1999, completed the Peppertree Acquisition.

(d) Includes a one-time write off of $1.6 million in IPO Costs. Without the costs written off relating to the Proposed Offering (as defined herein), none of which were incurred in 2000, the Company's net income would have been $11.4 million or $0.38 per share.

(e) The Company redeemed this preferred stock effective February 13, 1998 and all cumulative and unpaid dividends were paid.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

           The Company's business requires continuous access to short and long-term sources of debt financing. The Company's principal cash requirements arise from its timeshare operations (including sales and marketing costs), both internal and third party lending activities, the funding of timeshare construction, debt service payments and operating expenses. The Company's primary sources of liquidity are borrowings under secured lines of credit and cash flow from operations. In the future, the Company expects that it will seek to raise additional capital through increasing its borrowing from financial institutions and issuing debt, equity or asset-backed securities in the capital markets.

           The Company's main sources of liquidity are derived from the following credit obligations: 1) the $150 million DG Credit Facility; 2) the $30 million CSFB A&D Line, although this loan is currently in an amortization period where no additional draws can be made; 3) the $30 million Internal Finova Loan under which no new loan commitments have been made or are anticipated to be made, with the exception of a $9.2 million construction loan on the Company's Berkshire Mountain Resort which is almost completely funded; 4) the $20 million Finova Third Party Line; and 5) the $20.7 million B of A Bridge Loan. See "RISK FACTORS, RISK OF INCREASING LEVERAGE; LIQUIDITY" for a description of and balances on the obligations.


RESULTS OF OPERATIONS
DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

           During the year-ended December 31, 2000, the Company's results included Eastern Resorts, acquired in August 1998; the KGI properties, acquired in March 1999; Peppertree, acquired in November 1999; and Riverside Suites, acquired in May 2000. Therefore, the twelve months ended December 31, 1999 include Eastern Resorts for the entire period, but the former KGI and Peppertree properties for a partial year. The year ended December 31, 2000 contains Eastern Resorts, Peppertree and the KGI properties for the full period. Riverside Suites operating results are included only for the third and fourth quarter of 2000.

Net Income

           Income before provision for income taxes increased 21% to $18.3 million for the year-ended December 31, 2000, as compared to $15.2 million for the same period in 1999. Net income increased 20% to $10.4 million for the year-ended December 31, 2000 from $8.7 million for the same period in 1999. Diluted earnings per share rose 13% to $0.35 in 2000 from $0.31 in 1999. However without the effect of the IPO Write-Off net earnings would have increased 31% to $11.4 million compared with $8.7 million in 1999. Diluted earnings per share for 2000 without the IPO Write-Off would have been $0.38 in 2000, compared with $0.31 in 1999. The increase in net income is primarily attributable to the addition of the timeshare operating results for acquisition-related properties, and the resulting growth in total revenue.

           Total revenue rose 78% to $158.3 million for the year-ended December 31, 2000 as compared to $89.1 million for the same time period in 1999. Revenue growth is largely, but not entirely, due to the addition of revenue associated with acquisition-related properties.

           While earnings per share increased substantially, the Company's pretax income as a percent of revenues fell from 17.1% to 11.6%. If the Company had not written off the 1998 Registration Statement costs in 2000, pre-tax income as a percentage of revenues would have been 12.6%. This decrease in gross pretax margins is due to several factors. The principal reason for the decline in pretax profit margin in 2000 compared to 1999 relates to poor performance of the Company's Peppertree subsidiary, and to a lesser degree, to poor performance of the Company's St. Thomas properties. Peppertree was substantially overstaffed when acquired and its sales and marketing costs as a percentage of VOI revenue for the entire 2000 year were 14.8% greater than sales and marketing costs as a percent of VOI revenues at the Company's non-Peppertree properties. Many factors contribute to Peppertree's poor operating results, including, poor management, excessive compensation costs, low average prices per customer and an inadequate supply of prospect tours. The Company has significantly restructured Peppertree's sales and marketing operations and has made significant cost cutting changes, which have reduced Peppertree's overall sales and marketing expenses. The Company is continuing to monitor Peppertree costs and anticipates cutting costs further if sales, marketing and overhead costs do not fall to levels comparable to its non-Peppertree locations.

Interest Income

           Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 47% to $38.1 million for the year-ended December 31, 2000 from $25.9 million for the year-ended December 31, 1999, primarily due to higher average outstanding balances on the loan portfolio of approximately $80 million for the entire year. In addition, the weighted average interest rate on the loan portfolio increased approximately 40 basis points. The increase in the portfolio was due entirely to notes acquired or originated relating to purchases of VOIs in its own resorts.

           Interest income related to the consumer loan portfolio increased to 93% of total interest income for the year-ended December 31, 2000, compared to 82% of interest income for the same period in 1999. The increase is primarily due higher average outstanding balances of the owned consumer portfolio.

           Interest on A&D Loans decreased 64% to $2.7 million for the year-ended December 31, 2000 from $4.4 million for the same period in 1999, mainly due to lower average outstanding balances due to the elimination in consolidation of loans to businesses acquired after March 25, 1999. Third party A&D Loan originations declined 51% from $16.8 million for the year-ended December 31, 1999 to $8.2 million for the year-ended December 31, 2000, while third party consumer loan receivables originations declined approximately 23% from $74.6 million for the year-ended December 31, 1999 to $57.6 million for the year-ended December 31, 2000. The decline in A&D loan originations is attributable to a shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying on captive originations from the sale of VOIs in the Company's own resorts. All of the Company's portfolio growth in the aggregate now comes from internally-generated receivables.

VOI Sales

           VOI revenues increased 138% to $97.4 million for the year-ended December 31, 2000, from $40.9 million for the prior year. While precise estimates are not possible due to the variables in the sales process, the Company believes that 1999 VOI sales would have been no more than $90 million had the 1999 acquisitions all taken place on January 1, 1999. Vacation ownership revenue increased to 61.4% of total revenue for year-ended 2000 as compared to 45.9% for the year-ended 1999 due to the inclusion of operating results for the acquired properties, increases in the number of VOIs sold and increases in the average price per sale.

           For the year-ended December 31, 2000, the Company sold 4,597 fixed-week VOIs and 3,663 points packages, at a combined average sales price of approximately $10,831. VOI sales revenues for the year-ended December 31, 2000, reflected a 110% increase in the number of VOIs sold, and a 4% increase in the average sales price of a VOI compared to the same period in 1999. The Company now owns or manages 29 timeshare resort locations with a completed inventory of approximately 27,710 VOIs. The Company operates twelve sales centers, five of which sell points in the Company's Vacation Club.

           The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                             For the Year-ended
                                              December 31,       December 31,
                                                  2000              1999
                                              ----------      ---------------
Timeshare intervals sold                        8,260                3,920
Average Sales Price                             10,831             $10,400
Number of VOIs in inventory at period end       27,710              27,687

           As a result of the Peppertree Acquisition, five of the Company's sales centers sell points in the Company's Vacation Club rather than traditional timeshare weeks. Pricing policies for Vacation Points involve a greater range of variation due to different sizes of points packages than prices for fixed or floating week VOIs. Therefore, statistics concerning "average sales price" no longer correlate directly to prior measures of average sale price. Similarly, sales of biennial VOIs are counted as a sale of an interval, though the customer pays a lower absolute price for his or her alternate year usage rights. Inclusion of biennial sales tends to lower the average sales price per interval, though the available number of VOIs in inventory would be much greater if used as biennials rather than as whole weeks or their equivalent in points. Based on all the foregoing factors, the stated average sales price per timeshare interval may not reflect fully the actual revenues received for each equivalent to a whole week of resort usage.

 Resort Operations

           Resort operations revenue totaled $20.7 million for the year-ended 2000, as compared to $20.5 million for 1999. The increase in resort operations is largely due to the impact of the Peppertree Acquisition. Resort management expenses as a percentage of resort operation revenue dropped to 61.5% in 2000 compared with 80.0% for 1999. The decline in resort management expense as a percentage of resort operation revenue is the result of the addition of resort properties with greater resort operation profit margins from overnight rentals, as well as cost reduction measures.

Other Income

           Other income increased 22% to $2.0 million for the year-ended December 31, 2000 as compared to $1.6 million for the year-ended December 31, 1999. The increase in other income is primarily due to the addition of other income associated with acquisition properties and to a lesser degree increased service income. Other income associated with acquisition properties represented 109% of the increase in other income.


Provision For Doubtful Receivables

           The provision for doubtful receivables increased 314% to $9.1 million for the year-ended December 31, 2000 from $2.2 million for the year ending December 31, 1999. The increase in the provision for doubtful receivables is primarily due to an increase in consumer receivables generated from VOI sales at one of the Company's sales centers. However, the increase also reflects increases in the Company's rate of provisioning for doubtful receivables from 5.0% of VOI sales during the year-ended December 31, 1999 to 9.3% of VOI sales during the year-ended December 31, 2000. Increases in the rate of provisioning for doubtful receivables are driven by the Company's TRM methodology, which requires additional provisions to reflect both portfolio growth and increases in receivable aging. The increased percentage rate of reserving for doubtful receivables in effect during 2000 increased the dollar amount of provisions by approximately $1.6 million compared with what it would have been under the rate of provisioning in effect during the comparable period in 1999. The Company assumes all default risk for receivables relating to purchases of VOIs in the Company's own resorts. However, the Company has a right to "chargeback" defaulted consumer receivables relating to consumer purchases in third party resorts to the third party developers. Thus, as the proportion of the Company's total consumer loan portfolio that relates to the Company's own resorts grows, the total level of provisioning for doubtful receivables relating to the Company's own sales becomes more significant.

           As part of its Target Reserve Methodology, or TRM, the Company has established a Minimum Target Reserve for its owned consumer loans based on the principal aging of the consumer loans. The following list sets forth the target reserve level based on the aging of any given owned consumer note receivable:

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

           At December 31, 2000, the Company had total reserves (including collateralization on the Hypothecation Loans) for its loan portfolio equal to $35.1 million or 4.3% of total loans. Included in this amount were total reserves and over collateralization of $23.4 million on third party consumer receivables or approximately 20.0% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented a reserve coverage ratio of 12.8 times the $1.8 million of such receivables that were 60 or more days past due at December 31, 2000. At December 31, 2000 the Company also, maintained an aggregate allowance for doubtful receivables of $11.7 million, or 8.0% of the outstanding consumer receivable portfolio from owned resorts. This represented a reserve coverage ratio of 2.1 times the approximate $5.7 million in consumer receivables from owned resorts that were 60 days or more past due as of that date. The $11.7 aggregate allowance for doubtful receivables represented an increase of 16.8% compared with $10.1 million at December 31, 1999. This largely reflects the significant increases in reserves required by the Company's TRM compared with reserving policies previously in effect at Eastern Resorts, KGI, Peppertree and Riverside Suites.

           On July 1, 1999, Peppertree entered into an Agreement for the Collection of Unpaid Accounts with Meridian Financial Services, Inc. ("Meridian"), a wholly owned subsidiary of II (the "Agreement"). Under the terms of the Agreement, initially for a period of ten (10) years, Meridian was to be the exclusive agent for the collection of delinquent and unpaid loan, maintenance fee and club fee accounts on behalf of Peppertree ("Accounts"). In return, Meridian was to receive a percentage of the amount collected and a fee for each VOI re-conveyance in the case of a loan default. The Agreement did not contain any explicit performance criteria by which Peppertree could evaluate the effectiveness of Meridian's collection activities. Subsequent to the Peppertree Acquisition, the Company determined that Meridian's collection efforts did not comply with reasonable industry standards for collections and that Meridian was in breach of the Agreement. The Company subsequently terminated the Agreement and transferred all collection activities for accounts from Peppertree to its Resort Funding subsidiary. The Company believes that Meridian's performance resulted in millions of dollars in Peppertree loan write-offs, though Meridian and II dispute that Meridian violated the Agreement or failed to make reasonable efforts. The Company and II are discussing the situation for the purpose of resolving disputes attributable to the termination of the Agreement without litigation. There is no assurance that any such negotiations will be successful or that the ultimate resolution of this matter will not have a negative financial impact on the Company.

           The following tables provide detailed loan portfolio information relating to Third Party Loans and Subsidiary Consumer Loans. As this data shows, the Company's Third Party Loan portfolio more than 60 days past due was $1.8 million at December 31, 2000, while total reserves and overcollateralization were $23.4 million. Thus, considering its receivables portfolio as a whole, the Company had total reserves equal to approximately 4.7 times total 60 day past due loans. As of December 31, 2000, additional write offs in the amount of $1.7 million were taken primarily as a result of the poor performance of the Peppertree loan portfolio. The Company believes that it follows a conservative approach in establishing strong provisions for potential problem loans, and providing detailed information to investors regarding performance of its receivables portfolio.

           The following table sets forth the performance of the consumer receivable portfolio at December 31, 2000:

                                                   Consumer Receivable Loan Portfolio
                                                           (In Thousands)

                                     Current      30 - 59 days       60 - 89 days          90+ days             Total
                                     -------      ------------       ------------          --------             -----
Subsidiary Consumer Loans           $137,822            $4,298             $1,890            $3,800          $147,810
                                       93.2%              2.9%               1.3%              2.6%            100.0%

Third Party Loans  (1)              $112,007            $3,348             $1,030              $800          $117,185
                                       95.6%              2.8%               0.9%              0.7%            100.0%

Total                               $249,829            $7,646             $2,920            $4,600          $264,995
                                       94.3%              2.9%               1.1%              1.7%            100.0%

(1)  Includes the consumer  receivables  that  collateralize  the  Hypothecation
     Loans.

           At December 31, 2000, 94.3% of the aggregate consumer receivable portfolio was current, and there were 750 notes with a principal balance of $4.6 million that were over 90 days past due. Of this amount, $3.8 million relates to the consumer receivables in the Company's resorts. During 2000, the company wrote off 1,798 consumer notes with an outstanding principal balance of $13.0 million, leading to a charge after inventory recovery of $7.9 million. This total level of charges to the allowance for doubtful receivables represents an increase of 204% over 1999. Notwithstanding this increase, the Company's total allowance for doubtful receivables increased 16.8% to $11.8 million at year-end 2000 as a result of increases in provisioning. Past due loans at December 31, 2000 fell 23.8% to $5 million compared with $6.5 million at December 31, 1999. With the exception of loans relating to Peppertree sales serviced by Meridian, the Company serviced most other loans in its portfolio internally, using its own personnel and facilities. Total reserves and overcollateralization of approximately $35.1 million at December 31, 2000, compared with $7.4 million in total consumer receivables that were 60 days or more past due represented an overall reserve coverage ratio of 4.7 times the volume of 60 day past due notes.

           The following table sets forth the current and historic composition of reserves and over collateralization, reserves as a proportion of total loans, and the levels of past due loans and chargebacks:

                                                                        Loan Reserves Coverage
                                                                        (Dollars in thousands)

                                                                                As of December 31,
                                                       1996              1997             1998              1999             2000
                                                       ----              ----             ----              ----             ----
A&D Loans past due                                   $5,315            $9,485           $3,435            $3,821             $376
Consumer Financing past due                           3,286             1,458            1,790             2,708            4,600
                                                      -----             -----            -----             -----            -----

Total past due loans                                 $8,601           $10,943           $5,225            $6,529           $4,976

Total loans                                        $102,693          $136,530         $160,952          $260,090          275,082

Total past due loans as % of                           8.4%              8.0%             3.2%              2.5%             1.8%
    Total loans

General reserves                                     $1,979            $2,442           $3,835           $10,073          $11,763
Specific reserves                                    12,386            17,320           18,392            18,507           17,406
Overcollateralization                                   199             1,006            3,588             4,308            5,981
                                                      -----             -----            -----             -----            -----
Total reserves and
    Overcollateralization (1)                       $14,564           $20,768          $25,815           $32,888          $35,150
Total reserves and overcollateralization
    as % of total loans
                                                      14.2%             15.2%            16.0%             12.6%            12.8%

Chargebacks                                           6,066             6,376            5,875             5,542            5,796

Chargebacks as % of
    Consumer Financing (2)                             9.0%              6.6%             5.5%              5.1%             5.4%
- ------------------------

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

           The following two tables show current and historic levels of 90 day past due loans and changes in the Company's allowance for doubtful accounts:

                                                                 90 Day Past Due Loans (Dollars in thousands)
                                                                                    As of December 31, 2000
                                                                   ----------------------------------------
                                                       1996            1997            1998              1999            2000
                                                      ------          -------         ------             ------         ------
  Total loan portfolio balance                      $102,693         $136,530       $160,952           $260,090       $275,082
  Principal amount of past due loans:
  A&D Loans                                            5,315           $9,485         $3,435             $3,821           $376
  Purchased Receivables                                3,286            1,458          1,253              1,364            800
  Hypothecation Loans                                     --               --             --                 --             --
  Consumer Loans                                          --               --            537              1,344          3,800
  Other Loans                                             --               --             --                 --             --
                                                      ------          -------         ------             ------         ------
  Total principal amount of past due loans
                                                      $8,601          $10,943         $5,225             $6,529         $4,976

  Past due loans as a percentage of total
     principal amount of loans outstanding
                                                           8.4%          8.0%               3.2%            2.5%           1.8%


                                                                                Consolidated
                                                                 Changes in Allowance for Doubtful Accounts
                                                                           (Dollars in thousands)
                                                                            Year-ended December 31, 2000
                                                                ----------------------------------------
                                                     1996(2)           1997            1998            1999          2000
                                                      ------          -------         ------           ------        ------
Allowance for doubtful accounts, beginning
   of year                                           $1,800          $1,979          $2,442           $3,835        $10,073
Allowance related to acquisitions
                                                         --              --             793            6,639            501
Provision for loan losses                               179             925             791            2,192          9,078
Charges to allowance for doubtful accounts
                                                         --           (601)           (424)          (2,593)        (7,889)
Charges applied against specific
   developer   holdbacks (1)
                                                         --             139             233               --             --
                                                      ------          -------         ------             ------         ------
Allowance for doubtful accounts, end of
   year                                              $1,979          $2,442          $3,835          $10,073        $11,763
- ----------------

(1) In accordance with the terms of certain agreements with developers, the Company charges certain bad debts directly against developer holdbacks, rather than against the general allowance for doubtful accounts.

(2) Does not include the Company's allowance for doubtful accounts, which had a beginning balance in 1995 of $290,000, provision of loan losses of $0 for 1996, and loan losses of $50,000 for 1996. These amounts pertain to the insurance premium finance business discontinued in 1995.


Interest Expense

           Interest expense, net of capitalized amounts, increased 76% to $23.6 million for the year-ended December 31, 2000 as compared to $13.4 million for the year-ended 1999. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the 1999 Acquisitions and the foreclosure of the

San Antonio project, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $105 million, while the weighted average interest rate on outstanding debt increased from 7.1% for the year-ended December 31, 1999 to 8.7% for the year-ended December 31, 2000. The increase in the weighted average interest rate reflects the assumption by the Company of debt relating to Peppertree at higher interest costs than the Company's own cost of capital. As former Peppertree loan facilities are repaid, the weighted average cost of outstanding debt will decline.

           The Company has not traditionally hedged against its interest rate risk due to the wide spread on its receivables and the speed with which new originations occur. However, under the new $150 million DG Credit Facility, the facility requires the Company to hedge within the facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains. The significant reductions in market interest rates experienced in late 2000 and continuing into 2001 result in lower interest costs on virtually all the Company's debt while its interest receivable rates are largely fixed.

Cost Of Timeshare Intervals Sold

           The cost of timeshare intervals sold for the year-ended December 31, 2000 totaled $23.2 million or 23.9% of VOI revenue, compared to $9.7 million for the year-ended 1999, or 23.6% of VOI revenue. The increase in dollar volume is a result the inclusion of operating results for the Peppertree Acquisition and to a lesser degree the Riverside Acquisition.


Depreciation And Amortization

           Depreciation and amortization increased 47% to $5.1 million for the year-ended December 31, 2000 from $3.5 million for the same period in 1999. The increase is primarily due to $1.0 million associated with depreciation expense and $0.7 million associated with goodwill amortization.

           Goodwill amortization increased 108% to $1.4 million for the year-ended December 31, 2000 from $0.7 million for the same period in 1999 and represented 46% of the increase in depreciation and amortization. Goodwill associated with the Peppertree Acquisition is approximately $19 million and is being amortized over 20 years, while goodwill associated with Eastern Resorts is being amortized over 40 years.

           Depreciation of the properties totaled $1.7 million and accounts for 60% of the increase in depreciation and amortization expenses. The increase in depreciation is a result of a larger base of depreciable assets relating to the acquisition properties.

Write Off of IPO Costs

           In view of its inability to determine when, if at all, it will be able to complete the efforts of the Company and the Bennett Estate to sell shares of common stock in a public offering, the Company wrote off the $1.6 million in offering costs accrued on the Company's balance sheet relating to the 1998 Registration Statement as of December 31, 2000. All such costs have been previously paid, and no such costs were actually incurred in 2000.


Sales And Marketing

           Sales and marketing expense increased to $45.9 million for the year-ended December 31, 2000 from $19.5 million for the year-end December 31, 1999. The increase in total sales and marketing dollar expense is due to the inclusion of operating results from acquired properties. Results in 2000 were affected by a decrease in sales and marketing expense to 47.2% of timeshare sales, compared with 47.6% for the year-ended December 31, 1999. The Company believes that aggregate sales and marketing expenses for the Company's non-Peppertree sales centers was approximately 44.0%, but the aggregate percentage for the Company was increased by marketing and commissions programs at its Peppertree sales centers during the first half of the year. Sales and marketing expenses at Peppertree were significantly reduced during the remaining months of 2000.

           Since the Peppertree Acquisition, the Peppertree sales centers have operated at a cost level significantly greater than the Company's other sales centers. The Company anticipates that the Peppertree sales and marketing expenses as a percent of VOI revenue will decline during 2001 due to reductions implemented during the second half of 2000, as well as further cuts to be made as necessary in 2001. The Company continues to believe that sales and marketing costs at former Peppertree resorts can be reduced to achieve total sales and marketing expense on a par with such cost levels elsewhere within the Company. There is no assurance that the Company will succeed in reducing such cost levels or of the timing of any resulting increase in Peppertree gross profit margins.

Resort Management

           Resort management expense for the year-ended December 31, 2000 totaled $12.7 million or 61.5% of resort operation revenue as compared $16.5 million or 80.0% of resort operation revenue for the comparable period in 1999. The decline in resort management expenses as a percentage of resort operation revenue is primarily due to the addition of a number of resort properties that derive significant room revenue from unsold timeshare inventory, as well as management's efforts to improve efficiency.

General And Administrative

           General and administrative expense increased to $18.6 million for the year-ended December 31, 2000 from $9.2 million for the same period in 1999. The increased costs are attributable to the inclusion of general and administrative costs associated with the acquisition-related properties, which represented 86% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, travel costs, office related costs, outside service costs, and servicing fees due to growth of the Company.

           General and administrative expense increased in nominal dollars, as a percentage of total revenue increased to 11.7% of total revenue for 2000, compared with 10.3% of total revenue in 1999. The increase in general and administrative expense as a percentage of total revenue reflects increases in accounting, auditing and sales verification / administration expense as the Company continues to invest in its management and organization infrastructure. In 1999 and 2000, the Company's expense for compensation was reduced from what it would otherwise have been because the Company did not incur any cost whatsoever to compensate its Chief Executive, who was compensated entirely by
the  Bennett  Estate.   While  Mr.  Breeden  continues  to  receive  his  entire
compensation directly from the Bennett Estate, and does not receive any remuneration directly from the Company, beginning January 1, 2000 the Company began to reimburse the Bennett Estate for a portion of the compensation paid to Mr. Breeden.


Provision For Income Taxes

           The provision for income taxes for the year-ended December 31, 2000 increased 21% to $7.9 million from $6.5 million for the same period in 1999. The increase is attributable to the increase in pretax income during 2000 as compared to the same period in 1999. The provision for income taxes represents approximately 43% of pretax income for 2000 and 1999. During the first quarter of 1999, the Company's federal income tax liability was reduced by the availability of net operating losses carried forward, which were fully utilized at that time. No such benefit was available in 2000.

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


                 DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998


Net Income

           Income before provision for income taxes increased 78% to $15.2 million for the year-ended December 31, 1999, as compared to $8.5 million for the same period in 1998. Net income increased 66% to $8.7 million for the year-ended December 31, 1999 from $5.2 million for the same period in 1998. Diluted earnings per share rose 55% to $0.31 in 1999 from $0.20 in 1998. The increase in net income is primarily attributable to the addition of the timeshare operating results for acquisition-related properties, and the resulting growth in total revenue.

           Total revenue rose 201% to $89.1 million for the year-ended December 31, 1999 as compared to $29.6 million for the same time period in 1998. Revenue growth is largely due to the addition of revenue associated with acquisition-related properties. Revenue and income relating to Eastern Resorts includes the entire year, while the comparable figures from the former KGI Properties and the Peppertree Properties relate only to the period after March 26, 1999 and November 17, 1999, respectively.

           While earnings per share increased substantially, the Company's pretax income as a percent of revenues fell from 28.7% to 17.1%. This decrease is due to several factors. First, the development business in general has much higher revenues than the Company's finance business, but also substantially lower gross profit margins. Thus, as development revenues in 1999 were more than twice as large as finance revenues, the aggregate profit margin was reduced to a blend of traditional finance company and developer profit margins. Second, the KGI Acquisition involved a purchase of assets that at the time of purchase were losing money at a substantial rate due to very significant uncontrolled costs. During 1999 the Company cut costs significantly at the former KGI properties, and the aggregate profit margin of the former KGI resorts has correspondingly increased from a loss to a positive margin now approaching that of the Company's Eastern Resorts operation. The Peppertree Acquisition also involved absorption of a group of properties which, at the time of closing had sales and marketing costs very significantly in excess of such costs within the Company, and consequently a very low pretax profit margin.

Interest Income

           Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income increased 27% to $26.0 million for the year-ended December 31, 1999 from $20.4 million for the year-ended December 31, 1998, primarily due to higher average outstanding balances on the loan portfolio of approximately $32 million for the entire year. In addition, the weighted average interest rate on the loan portfolio increased approximately 50 basis points. The increase in the portfolio was due principally to the addition of acquired resorts' existing portfolios and continued growth of the owned consumer loan portfolio. Third party Hypothecation Loans also increased in size and the weighted average interest rate increased.

           Interest income related to the owned consumer loan portfolio increased to 28% of total interest income, compared to 5% of interest income for 1998. Interest income earned from the Company's third party loans decreased from $19.4 million for the year-ended 1998 to $18.6 million for the year-ended 1999, mainly due to the elimination of interest during consolidation totaling $2.0 million. The Company previously extended loans to certain of the acquisition properties, which are now eliminated during consolidation. However, some growth in the third party consumer loan portfolio contributed to the increase in interest income, which was partially offset by a decline in interest rates. Interest income on third party consumer receivables increased to $14.0 million for the year-ended 1999 from $13.5 million for the year-ended 1998, and is attributable to growth in the third party consumer loan portfolio, specifically hypothecation loans. Interest on A&D Loans decreased 18.6% to $4.4 million for the twelve months ended December 31, 1999 from $5.4 million for the same time period in 1998, mainly due to a lower average outstanding balance due to the elimination of loans in consolidation. A&D Loan originations declined 30.8% from $24.3 million in 1998 to $16.8 million in 1999, while third party consumer loan receivables originations remained relatively constant at $70 million. The decline in A&D loan originations is attributable to a shift in the Company's growth strategy from third party A&D loans to the owned timeshare and consumer financing segments, which the Company believes involve less risk than third party A&D loans. The company expects its third party A&D loan portfolio to continue to decline both as a percentage of the total portfolio and also in absolute dollars due to more stringent risk underwriting standards and prioritization of available funds.

VOI Sales

           VOI revenues increased to $40.9 million for the year-ended December 31, 1999, from $4.6 million for the prior year. The increase was due to the full year impact of the Eastern Resorts Acquisition that the Company completed in August of 1998 and due to the 1999 Acquisitions. During 1999, the Company sold approximately 3,920 vacation ownership intervals at an average price of approximately  $10,400.  Although  it is  not  possible  to  estimate  with  any precision due to unavailable information from prior companies and the uncertainty of the sales process, the Company believes that VOI revenues for the full year would have been approximately $90 million, had the 1999 Acquisitions had taken place at the beginning of 1999. Vacation ownership revenue increased to 46% of total revenue for year-ended 1999 as compared to 15% for the year-ended 1998 due to the inclusion of operating results for the acquired properties.


Resort Operations

           Resort operation revenue totaled $20.6 million for the year-ended 1999, as compared to $3.6 million for 1998. The increase in resort operations was due to the full year impact of the Eastern Resorts acquisition that the Company completed in August of 1998 and due to the 1999 Acquisitions. Resort management expenses as a percentage of resort operation revenue dropped to 80.0% in 1999 compared with 89.2% for 1998. The decline in resort management expense as a percentage of resort operation revenue is the result of the addition of resort properties with greater resort operation profit margins from overnight rentals, the inclusion of high summer season in 1999 at Newport properties compared with 1998, when most of this time period occurred prior to the date of the Eastern Resorts acquisition, and efforts to enhance Eastern Resorts' resort operations gross margins.


Other Income

           Other income increased 59% to $1.6 million for the year-ended December 31, 1999 as compared to $1.0 million for the year-ended December 31, 1998. The increase in other income is primarily due to an increase in service income associated with consumer receivables, increased fee income, and other income associated with acquisition properties. Other income associated with acquisition properties represented 9% of the increase in other income.


Provision For Doubtful Receivables

           The provision for doubtful receivables increased 177% to $2.2 million for the year-ended December 31, 1999 from $0.8 million for the prior year ending December 31, 1998. The increase in the provision for doubtful receivables is primarily due to an increase in consumer receivables generated from the acquisition-related properties, together with application of the Company's TRM or target reserve methodology to the entire portfolio, including newly acquired receivables.

           At December 31, 1999, the Company had total reserves (including collateralization on the Hypothecation Loans) for its loan portfolio equal to $32.9 million or 12.6% of total loans. Included in this amount were total reserves and over collateralization of $22.8 million on third party consumer receivables or approximately 21.1% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented a reserve coverage ratio of 6.7 times the $3.4 million of such receivables that were 60 or more days past due at December 31, 1999. At December 31, 1999 the Company also, maintained an aggregate allowance for doubtful receivables of $10.1 million, or 8.3% of the outstanding consumer receivable portfolio from owned resorts. This represented a reserve coverage ratio of 3.5 times the approximate $2.9 million in consumer receivables from owned resorts that were 60 days past due as of that date. The $10.1 aggregate allowance for doubtful receivables represented an increase of 163% compared with $3.8 million at December 31, 1998. This largely reflects the significant increases in reserves required by the Company's TRM compared with reserving policies previously in effect at Eastern Resorts, KGI or Peppertree.

           The following table sets forth the portfolio performance of the consumer receivable portfolio at December 31, 1999:

                       Consumer Receivable Loan Portfolio
                                 (In Thousands)

                                     Current      30 - 59 days       60 - 89 days          90+ days             Total
                                     -------      ------------       ------------          --------             -----
Owned Resorts                       $114,666            $3,365             $1,520            $1,344          $120,895
                                       94.8%              2.8%               1.3%              1.1%            100.0%

Third Party (1)                     $115,421            $3,424             $2,062            $1,364          $122,271  (2)
                                       94.4%              2.8%               1.7%              1.1%            100.0%

Total                               $230,087            $6,789             $3,582            $2,708          $243,166
                                       94.6%              2.8%               1.5%              1.1%            100.0%

1. Includes the consumer receivables that collateralize the hypothecation loans.

2. The remaining principal outstanding owed to the Company is only $108 million. The balance of the $122.3 million represents receivables included in overcollateralization.

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

Interest Expense

           Interest expense, net of capitalized amounts, increased 80% to $13.4 million for the year-ended December 31, 1999 as compared to $7.5 million for the year-ended 1998. The increase in interest expense is a result of the increased borrowings associated with the increased loan portfolio, increased borrowings associated with the 1999 Acquisitions, and an increase in the weighted average outstanding interest rate. The average outstanding balance increased approximately $75 million, while the weighted average interest rate on outstanding debt increased from 6.7% for the year-ended December 31, 1998 to 7.1% for the year-ended December 31, 1999.

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


Cost Of Timeshare Intervals Sold

           The cost of timeshare intervals sold for the year-ended December 31, 1999 totaled $9.7 million or 23.6% of VOI revenue, compared to $1.1 million for the year-ended 1998, or 25.1% of VOI revenue. The decrease in the cost of timeshare intervals sold as a percentage of VOI revenue is primarily due to lower product costs at certain acquisition sites, while the increase in dollar volume is a result the inclusion of operating results for acquisition properties.


Depreciation And Amortization

           Depreciation and amortization increased 60% to $3.5 million for the year-ended 1999 from $2.2 million for the same period in 1998. The increase is primarily due to $0.6 million associated with depreciation expense, $0.5 million associated with goodwill amortization and $0.2 million associated with financing costs. These increases are a result of the full year impact of the Eastern Resorts acquisition and the two acquisitions the Company completed in 1999.

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

           Results in the fourth quarter of 1999 were adversely affected by an increase in sales and marketing expense to 57.5% of timeshare sales, compared with 46.6% in the fourth quarter of 1998, and 43.1% through the nine months ending September 30, 1999. The Company believes that the fourth quarter increase was attributable in significant part to reduced occupancy and reduced number of travelers in the majority of the Company's markets due to unusually severe weather conditions, especially Hurricanes Floyd and Lenny, as well as travel safety concerns relating to potential Year 2000 computer issues. The resulting lower levels of tours at the Company's resort properties led to a corresponding increase in the sales and marketing expense as a percentage of VOI sales.

           Management   anticipates   that  the  sales  and  marketing   expense
experienced in the fourth quarter of 1999 was largely a one-time event. However, since the Peppertree Acquisition the

Peppertree sales centers have operated at a cost level significantly greater than the Company's other sales centers. The Company believes that this reflects a higher cost structure and cost per tour than is allowed to exist at the Company's other sales centers. There is no assurance that the Company will succeed in reducing such cost levels or of the timing of any resulting increase in Peppertree gross profit margins.


Resort Management

           Resort management expense for the year-ended December 31, 1999 totaled $16.5 million or 80.0% of resort operation revenue as compared $3.3 million or 89.2% of resort operation revenue for the comparable period in 1998. The decline in resort management expenses as a percentage of resort operation revenue is primarily due to the addition of a number of resort properties that derive significant room revenue from unsold timeshare inventory.

General And Administrative

           General and administrative expense increased 124% to $9.2 million for the year-ended December 31, 1999 from $4.1 million for the same period in 1998. The increased costs are attributable to the inclusion of general and administrative costs associated with the 1999 Acquisitions, which represented 78% of the total increase in general and administrative costs. The following items also contributed to the increase in general and administrative expense: payroll costs, travel costs, office related costs, outside service costs, and servicing fees due to growth of the Company.

           Although general and administrative expense increased in nominal dollars, general and administrative expense as a percentage of total revenue declined to 10.3% of total revenue for 1999, compared with 13.9% of total revenue in 1998. The decrease in general and administrative expense as a percentage of total revenue is generally the result of spreading costs across increased revenue, as well as control of expenditures. In both 1998 and 1999, the Company's expense for compensation was reduced from what it would otherwise have been because the Company did not incur any cost whatsoever to compensate its Chief Executive, who was compensated entirely by the Bennett Estate. While Mr. Breeden continues to receive his entire compensation directly from the Estate, and does not receive any remuneration directly from the Company, beginning January 1, 2000 the Company began to reimburse the Estate for a portion of the compensation paid to Mr. Breeden.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's notes receivable average interest rate as of December 31, 2000 was 14.2%. See note B to the Company's consolidated financial statements contained herein.

The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases and borrowing under credit lines. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs.

As of and for the year ended December 31, 2000, the Company had no derivative financial instruments or foreign operations.

The table below provides weighted average interest rate and expected maturity date information as of December 31 (the actual amounts may differ due to prepayments):


                            2001        2002         2003          2004        2005        Thereafter        Total           FMV
                            ----        ----         ----          ----        ----        ----------        -----           ---
Notes Payable
  Variable Rate (000's)       50,009      17,943       10,908       5,426     142,393        26,402       253,081         253,081
  Average Interest Rate        9.62%       9.88%       10.10%      11.67%       8.16%        11.21%         9.04%             ---

Item 8.  Financial Statements and Supplementary Data

         The information required by Item 8 appears in Annex A to this report, which follows the signature page.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item  10.   Directors and Executive Officers of the Registrant

           The information required by this Item will be set forth under "Directors and Executive Officers" and "Proxy Statement -- Compliance with
Section 16(a) Under the Securities Exchange Act of 1934" in the Company's Definitive Proxy Statement for the 2001 annual meeting of the stockholders. Such information is incorporated in this Item by reference.


Item 11.  Executive Compensation

           The information required by this Item will be set forth under "Executive Compensation" in the Company's Definitive Proxy Statement for the 2001 annual meeting of the stockholders. Such information is incorporated in this Item by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The information required by this Item will be set forth under "Proxy Statement -- Stock Ownership of Directors, Certain Executive Officers and Principal Stockholders" in the Company's Definitive Proxy Statement for the 2001 annual meeting of the stockholders. Such information is incorporated in this Item by reference.


Item 13.  Certain Relationships and Related Transactions

           The information required by this Item will be set forth under "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement for the 2001 annual meeting of the stockholders. Such information is incorporated in this Item by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 1.     Consolidated Financial Statements

           We have provided the following consolidated financial statements immediately following the Index to Financial Statements on as Annex A of this report.

 Annex                                                                     Page

 Independent Auditor's Report on Consolidated Financial Statements           (1)

 Consolidated Balance Sheets as of December 31, 1999 and 2000                (2)

 Consolidated  Statements of Income for the years ended December
 31,  1998,  December  31,  1999,  and  December  31,  2000                  (3)
 Consolidated  Statements of Stockholder's  Equity for the years
 ended  December 31, 1998, December 31, 1999, and December 31, 2000      (4 - 5)

 Consolidated  Statements  of Cash  Flows  for the  years  ended
 December 31, 1998, December 31, 1999, and December 31, 2000                 (6)

Notes to Consolidated Financial Statements                              (7 - 36)


2.         Financial Statement Schedules

           All schedules to the consolidated financial statements have been omitted because they are not required under the related instructions or are inapplicable, or because the Company has included the required information in our consolidated financial statements or related notes.

3.         Exhibits

           The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated in this Item by reference to those prior filings.



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

          10.1 Resort Funding, Inc Profit Sharing & 401k Plan (incorporated by reference to the Company's 1997 Form 10KSB).

          10.2 Nonstandarized Adoption Agreement Prototype Cash or Deferred Profit-Sharing Plan and Trust/Custodial Account sponsored by Manufacturers & Traders Trust Company for Resort Funding, Inc. dated December 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.3 Eastern Resorts Company LLC Profit Sharing & 401k Plan (incorporated by reference to the Company's 1998 Form 10KSB).

          10.4 Flexible Nonstandardized Safe Harbor 401(k) Profit Sharing Plan Adoption Agreement for Eastern Resorts Company, LLC., dated January 4, 2000. (incorporated by reference to the Company's 1999 Form 10KSB).

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

          10.11 Employment Agreement by and between Eastern Resorts and R. Perry Harris dated as of August 24, 1998 (incorporated by reference to the Company's Form 8-K filed September 11,
                    1998).

          10.12 Purchase Agreement among Equivest Finance, Inc. and Kosmas Group International, Inc., Avenue Plaza, LLC, Ocean City Coconut Malorie Resort, Inc., Capital City Suites, Inc., Kosmas Caribbean Holding Corporation, Steven Kosmas, Paul Kosmas, Nicholas Kosmas and Chip Gordy, dated as of February 16, 1999 (incorporated by reference to the Company's Form 8-K filed February 23, 1999).

          10.13 Indemnification Agreement by and between Kosmas Group International, Inc., the undersigned subsidiaries and shareholders and Equivest Finance, Inc., dated March 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.14 Settlement Agreement and Mutual Releases by and between Christian Kjaer, Kosmas Group International, Inc. and Equivest Finance, Inc., dated March 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.15 Registration Rights Agreement by and among Equivest Finance, Inc. and Christian Kjaer, entered into and effective as of March 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.16 Stock Purchase Warrant granted by Equivest Finance, Inc. to Christian Kjaer, dated March 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.17 Loan and Security Agreement (Receivables Transactions Warehouse Facility) by and between Resort Funding, Inc. and FINOVA Capital Corporation entered into as of September 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.18 Loan and Security Agreement (ADC Loans Warehouse Facility) by and between Resort Funding, Inc. and FINOVA Capital Corporation entered into as of September 30, 1999 - (incorporated by reference to the Company's 1999 Form 10KSB).

          10.19 Guaranty and Subordination (Receivables Transactions Warehouse Facility) by Equivest Finance, Inc., in favor of FINOVA Capital Corporation entered into as of September 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.20 Guaranty and Subordination (ADC Loans Warehouse Facility) by Equivest Finance, Inc. in favor of FINOVA Capital Corporation entered into as of September 30, 1999
                    (incorporated  by  reference  to  the  Company's  1999  Form
                    10KSB).

          10.21 Servicing Agreement by and between Resort Funding, Inc. and FINOVA Capital Corporation entered into as of September 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.22 Pledge and Assignment of Put and Reserve Agreement and Interval Mortgages by Resort Funding, Inc., to and in favor of FINOVA Capital Corporation entered into as of September 30, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.23 Credit Agreement by and among Equivest Finance, Inc., Peppertree Acquisition Corp., Peppertree Acquisition II Corp. and Bank of America, N.A., dated as of November 17, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.24 Form of Security Agreement by and among Equivest Finance, Inc., each Subsidiary of the Borrower, the Subsidiary Guarantors and Bank of America, N.A., dated as of November 17, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.25 Form of Pledge Agreement by and among Equivest Finance, Inc., Peppertree Resorts, LTD., Peppertree Acquisition II Corp. and Bank of America, N.A., dated as of November 17, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.26 Sublease Agreement by and between Equivest Finance, Inc. and Richard C. Breeden & Co., dated December 21, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.27 Club Affiliation Agreement between Interval International, Inc. and Peppertree Resorts Vacation Club, Inc. dated
                    September 17, 1997 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.28 First Addendum to Club Affiliation Agreement between Interval International Inc. and Peppertree Resorts Vacation Club, Inc. dated July 15, 1999 (incorporated by reference to the Company's 1999 Form 10KSB).

          10.29 First Amendment Agreement dated as of January 31, 2000, to the Receivables Loan and Security Agreement, dated as of January 31, 2000, among EFI Funding Company, Inc., Resort Funding, Inc., Autobahn Funding Company, LLC, DG Bank
                    Deutsche Genossenschaftsbank AG; US Bank Trust National Association and Sage Systems, Inc. with Exhibit "A" Receivables Loan and Security Agreement dated as of January 31, 2000, among the above-referenced parties (incorporated by reference to the Company's Form 10-Q filed May 15, 2000).

          10.30 First Amendment Agreement dated as of January 31, 2000, to the Purchase Agreement, dated as of January 31, 2000, between Resort Funding, Inc. and EFI Funding Company, Inc. with Exhibit "A" Purchase Agreement dated as of January 31, 2000, between the above-referenced parties (incorporated by reference to the Company's Form 10-Q filed May 15, 2000).

          10.31 Sinking Fund Account Agreement dated as of January 31, 2000, among EFI Funding Company, Inc., Resort Funding, Inc., DG Bank Deutsche Genossenschaftbank AG and Manufacturers and Traders Trust Company (incorporated by reference to the Company's Form 10-Q filed May 15, 2000).

          10.32 First Amendment Agreement dated as of January 31, 2000, to the Purchase Agreement, dated as of January 31, 2000, between EFI Development Funding, Inc., as seller and EFI Funding Company, Inc., as purchaser with Exhibit "A" Purchase Agreement dated as of January 31, 2000, between the above-referenced parties (incorporated by reference to the Company's Form 10-Q filed May 15, 2000).

          10.33 Second Amendment Agreement dated as of August 4, 2000, to the Receivables Loan and Security Agreement, dated as of January 31, 2000, among EFI Funding Company, Inc., Resort Funding, Inc., Autobahn Funding Company, LLC, DG Bank
                    Deutsche Genossenschaftsbank AG; US Bank Trust National Association and Sage Systems, Inc. (incorporated by reference to the Company's Form 10-Q filed September 15,
                    2000).

          10.34 Loan and Security Agreement by and between FINOVA Capital Corporation and Eastern Resorts Company, LLC., dated as of June 15, 2000. (incorporated by reference to the Company's Form 10-Q filed September 15, 2000).

          10.35 Registration Rights Agreement entered into as of the 16th day of November, 1999, by and among Equivest Finance, Inc., and C. Wayne Kinser, the Sharon Kay Williamson Charitable Remainder Unitrust, the David Wayne Kinser Charitable Remainder Unitrust, Donald Clayton, John McFarland and Herbert Patrick, Jr. (incorporated by reference to the Company's Form 10-Q filed September 15, 2000).

          10.36 * Second Amendment and Waiver to Credit Agreement by and among Equivest Finance, Inc., Peppertree Acquisition II Corp, and Bank of America, dated as of November 17, 2000.

          11. Computation of earnings per share. See Notes to Consolidated Financial Statements.

          21.    *  Subsidiaries of the Company.

          23.1   *  Independent Auditors Consent.

           -------------------- ------------------------------------------------
                 *  Filed herewith

(b)       Reports of Form 8-K

          The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000:

          Current Report of Form 8-K dated November 14, 2000 filed with the SEC November 16, 2000, announcing record third quarter revenues; net income increases of 21%; earnings of $0.12 per diluted share.


(c)       Exhibits

          The exhibits required by Item 601 of Regulation S-K are listed above.


(d)       Financial Statement Schedules

          See the response to Item 14(a)2 above.

SIGNATURES
           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                 Signature                       Title

March 30, 2001       /s /  Richard C. Breeden        Chief Executive Officer,
                     ----------------------------    President and Chairman
                     Richard C. Breeden              of the Board of Directors


March 30, 2001       /s /  Thomas J. Hamel           Executive Vice President,
                     ----------------------------    and Director
                     Thomas J. Hamel


March 30, 2001       /s /  R. Perry Harris           Executive Vice President,
                     ----------------------------    and Director
                     R. Perry Harris


March 30, 2001       /s /  Gerald L. Klaben, Jr.     Chief Financial Officer,
                     ----------------------------    Senior Vice President, and
                     Gerald L. Klaben, Jr.           Treasurer


March 30, 2001       /s /  Richard G. Winkler        Senior Vice President,
                     ----------------------------    General Counsel, and
                     Richard G. Winkler              Secretary


March 30, 2001       /s /  James R. Petrie           Controller
                     ----------------------------
                     James R. Petrie


March 30, 2001                                        Director
                     ----------------------------
                     C. Wayne Kinser


March 30, 2001       /s / Olof S. Nelson              Director
                     ----------------------------
                     Olof S. Nelson

                    Audited Consolidated Financial Statements

                             EQUIVEST FINANCE, INC.
                                AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




Independent Auditor's Report ....................................................   1
Consolidated Balance Sheets--December 31, 1999 and 2000..........................   2
Consolidated Statements of Income--Years Ended December 31, 1998,
  1999 and 2000..................................................................   3
Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1998,
   1999 and 2000.................................................................   4
Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1999
   and 2000......................................................................   5
Notes to Consolidated Financial Statements.......................................   6

           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Equivest Finance, Inc.
Greenwich, Connecticut


We have audited the accompanying consolidated balance sheets of Equivest Finance, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equivest Finance, Inc. and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.




/s/ FIRLEY, MORAN, FREER & EASSA, P.C.

Syracuse, New York
March 24, 2001

CONSOLIDATED BALANCE SHEETS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES



                                                                                                        December 31,
                                                                                                 1999                2000
                                                                                          ------------------  -------------------
ASSETS
   Cash and cash equivalents                                                               $      8,010,888    $       4,805,366
   Receivables, net                                                                             247,081,791          258,950,064
   Investment in real estate joint venture                                                        4,415,780                   --
   Inventory                                                                                     87,925,117           95,577,521
   Property and equipment, net                                                                   18,122,843           21,580,157
   Goodwill, net                                                                                 41,374,002           44,109,482
   Other assets                                                                                  10,055,233           11,951,491
                                                                                          ------------------  -------------------

                                                                           TOTAL ASSETS    $    416,985,654    $     436,974,081
                                                                                          ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                                        $      6,288,195    $       9,624,115
   Accrued expenses and other liabilities                                                        20,832,657           23,194,002
   Taxes payable                                                                                  5,608,907            8,239,192
   Deferred taxes                                                                                19,535,794           21,735,794
   Notes payable                                                                                289,357,773          288,374,503
                                                                                          ------------------  -------------------
                                                                      TOTAL LIABILITIES         341,623,326          351,167,606

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Cumulative Redeemable Preferred Stock--Series 2 Class A, $3 par value; 15,000 shares authorized,
     10,000 shares outstanding; $10,000,000 liquidation value                                        30,000               30,000
   Common Stock, $.01 par value; 50,000,000                                                         280,897              280,897
     shares authorized; 28,089,722 shares outstanding
   Additional paid in capital                                                                    62,246,553           62,246,553
   Retained earnings                                                                             12,804,878           23,249,025
                                                                                          ------------------  -------------------
                                                             TOTAL STOCKHOLDERS' EQUITY          75,362,328           85,806,475
                                                                                          ------------------  -------------------

                                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    416,985,654    $     436,974,081
                                                                                          ==================  ===================


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




                                                                                           Year ended December 31,
                                                                             1998                  1999                 2000
                                                                       -------------------  ------------------  --------------------
REVENUE
    Timeshare interval revenues                                         $       4,552,891    $     40,910,463    $       97,367,218
    Interest                                                                   20,398,624          25,961,931            38,136,544
    Resort operations                                                           3,645,649          20,568,407            20,741,394
    Other income                                                                1,039,384           1,649,676             2,011,016
                                                                       -------------------  ------------------  --------------------
                                                                               29,636,548          89,090,477           158,256,172
COSTS AND EXPENSES
    Cost of timeshare intervals sold                                            1,144,488           9,666,493            23,239,897
    Sales and marketing                                                         2,172,937          19,464,443            45,921,842
    Interest                                                                    7,457,618          13,389,034            23,560,259
    Resort management                                                           3,251,730          16,453,043            12,745,718
    Provision for doubtful receivables                                            791,349           2,191,990             9,078,701
    Depreciation and amortization                                               2,194,397           3,512,190             5,144,356
    General and administrative                                                  4,110,077           9,217,211            18,571,739
    Nonrecurring stock registration costs                                              --                  --             1,649,513
                                                                       -------------------  ------------------  --------------------
                                                                               21,122,596          73,894,404           139,912,025
                                                                       -------------------  ------------------  --------------------
                                        INCOME BEFORE PROVISION FOR             8,513,952          15,196,073            18,344,147
                                                       INCOME TAXES

PROVISION FOR INCOME TAXES
   Current                                                                      2,360,000           3,777,000             5,700,000
   Deferred                                                                       910,000           2,723,000             2,200,000
                                                                       -------------------  ------------------  --------------------
                                                                                3,270,000           6,500,000             7,900,000
                                                                       -------------------  ------------------  --------------------

                                                         NET INCOME     $       5,243,952    $      8,696,073    $       10,444,147
                                                                       ===================  ==================  ====================

                                            NET INCOME AVAILABLE TO     $       4,643,498    $      8,096,073    $        9,844,147
                                                COMMON STOCKHOLDERS
                                                                       ===================  ==================  ====================

EARNINGS PER COMMON SHARE
   Basic                                                                           $   .20             $   .31              $   .35
                                                                                  =========           =========            =========

   Diluted                                                                         $   .20             $   .31              $   .35
                                                                                  =========           =========            =========


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

Years ended December 31, 1998, 1999 and 2000




                                                    Redeemable
                                                    Preferred                                         Additional
                                                     Stock--           Common Stock                      Paid           Retained
                                                     Series 2  ------------------------------             In             Earnings
                                      Total          Class A       Shares           Amount               Capital         (Deficit)
                                ----------------  ------------ ----------------   ---------           -------------     -----------
Balances, December 31,           $   32,528,449     $  30,000       21,834,443    $    1,091,723    $ 32,078,721    $   (671,995)
  1997

Dividends on 12.5%                      (8,819)                                                                           (8,819)
  Redeemable Convertible
  Preferred Stock
Conversion of 12.5%                      21,930                         20,541             1,027          20,903
  Redeemable Convertible
  Preferred Stock to
  Common Stock
Dividends on Series 2                        --                         76,254             3,813         450,520        (454,333)
  Class A Preferred Stock
  paid in Common Stock
  shares
Common Stock issued                  15,360,000                      3,200,000           160,000      15,200,000
Conversion of debt owed to              360,743                         67,113             3,366         357,377
  related party
Reduction in par value from                  --                                      (1,007,945)       1,007,945
  $.05 per share to $.01
  per share
Net income                            5,243,952                                                                         5,243,952
                                ----------------  ------------ ----------------  ----------------  --------------  ---------------
Balances, December 31,           $   53,506,255     $  30,000       25,198,351    $      251,984    $ 49,115,466    $   4,108,805
  1998
Common Stock issued to
  satisfy liabilities related to
  acquired businesses                 2,928,889                        697,738             6,976        2,921,913

Common Stock issued as
  part consideration for
  the purchase of Peppertree         10,231,111                      2,193,633            21,937       10,209,174
  Resorts, Ltd.

Net income                            8,696,073                                                                         8,696,073
                                ----------------  ------------ ----------------  ----------------  --------------- ---------------
Balances, December 31,
   1999                              75,362,328        30,000       28,089,722           280,897       62,246,553      12,804,878
Net income                           10,444,147                                                                        10,444,147
                                ----------------  ------------ ----------------  ----------------  --------------- ---------------
Balances, December 31,
   2000                          $   85,806,475     $  30,000       28,089,722    $      280,897    $  62,246,553   $  23,249,025
                                ================  ============ ================  ================  =============== ===============


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

EQUIVEST FINANCE, INC. AND SUBSIDIARIES



                                                                                             Year ended December 31,
                                                                                    1998              1999              2000
                                                                               ---------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $     5,243,952  $      8,696,073   $     10,444,147
  Adjustments to reconcile net income to net
    cash from operating activities:
      Amortization and depreciation                                                  2,194,397         3,512,190          5,144,356
      Provision for doubtful receivables                                               791,349         2,191,990          9,078,701
      Nonrecurring stock registration costs                                                --                --          1,649,513
      Deferred income taxes                                                            910,000         2,723,000          2,200,000
      Changes in assets and liabilities, net of
        effects from purchases of businesses:
         Other assets                                                              (2,270,822)       (1,141,043)        (5,237,592)
         Inventory                                                                 (1,218,966)       (1,983,511)        (3,590,715)
         Accounts payable and accrued expenses                                       2,483,051       (1,565,952)          4,265,582
         Taxes payable                                                               1,960,000         2,755,243          2,630,285
                                                                               ---------------- ----------------- ------------------
                                   NET CASH  PROVIDED BY OPERATING ACTIVITIES       10,092,961        15,187,990         26,584,277

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in receivables, net                                                    (19,616,378)      (23,047,846)       (25,643,570)
  Purchase of equipment                                                               (76,528)       (1,459,262)        (5,227,791)
  Investment in joint venture                                                      (2,971,207)       (1,444,573)          (330,666)
  Purchases of businesses, net of cash acquired of $908,031 in 1998
    and $609,058 in 1999                                                          (15,885,445)      (17,810,328)                 --
                                                                               ---------------- ----------------- ------------------
                                         NET CASH USED IN INVESTING ACTIVITIES    (38,549,558)      (43,762,009)       (31,202,027)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                       92,299,255       132,139,020        224,066,489
  Payments on notes payable                                                       (68,014,154)      (99,310,381)      (225,237,604)
  Loans to related party                                                             (355,976)                --                 --
  Repayments on loans receivable--related party                                      3,640,028           739,380          2,583,343
  Payments on redemption of preferred stock                                            (7,815)                --                 --
  Preferred stock dividends paid                                                       (8,819)                --                 --
  Stock registration costs, less unpaid amounts                                      (229,681)         (469,832)                 --
                                                                               ---------------- ----------------- ------------------
                                    NET CASH PROVIDED BY FINANCING ACTIVITIES       27,322,838        33,098,187          1,412,228
                                                                               ---------------- ----------------- ------------------
                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (1,133,759)         4,524,168        (3,205,522)

Cash and cash equivalents at beginning of year                                       4,620,479         3,486,720          8,010,888
                                                                               ---------------- ----------------- ------------------

                                     CASH AND CASH EQUIVALENTS AT END OF YEAR  $     3,486,720  $      8,010,888   $      4,805,366
                                                                               ================ ================= ==================


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

Inventory: Inventory is stated at the lower of cost or market and consists of unsold timeshare intervals available for sale, the cost of timeshare resorts under construction, and land for future timeshare construction. Upon the sale of an interval (including right to use and vacation club products), the Company removes the specific cost allocated to the interval from inventory and charges that amount to cost of timeshare intervals sold. Timeshare intervals reacquired through repossession are placed back into inventory at the lower of their original historical cost basis or market value.

Deferred Financing Costs: Deferred financing costs, included in other assets, represent unamortized expenses associated with issuing certain debt. Amortization of these costs are charged to operations on a straight-line basis over the term of the associated debt and does not differ materially from that computed using the effective interest method. The amortization of deferred financing costs amounted to $1,778,183 in 1998, $2,089,706 in 1999 and $1,843,314 in 2000.

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

     Buildings and improvements                              5-40 years
     Furniture and equipment                                  3-7 years

Goodwill: This asset represents the excess of costs over net assets of businesses acquired in 1998 and 1999. The 1998 goodwill of $27,485,408 is being amortized over 40 years and the 1999 goodwill of $19,077,728 is being amortized over 20 years on a straight line basis. Amortization of $237,925, $781,746 and $1,433,983 was charged to operations in 1998, 1999 and 2000, respectively.

Timeshare Interval Revenues: The Company earns these revenues from fully furnished vacation homes sold in either specific fixed week ownership intervals, individual fee simple ownership interests, or the sales of vacation club points which entitle the owners to use properties transferred to an independent membership corporation.

The Company recognizes its sales on the accrual basis when a binding sales contract has been executed, a 10% minimum down payment has been received, the statutory rescission period has expired and construction is substantially complete. If all criteria are met except that construction is not substantially complete, revenue is recognized on the percentage- of-completion basis.

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

Resort Operations: Revenues from resort operations consist primarily of (1) fees received for management services provided to homeowners' associations, (2) revenues from renting unoccupied units on a transient basis, and (3) revenues from restaurant operations.

Other Income: Other income primarily represents fees which are recognized as income when the Company performs the related service. These services include billing services for developers, and loan commitment, chargeback and collection fees charged to Resorts.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Advertising: All costs associated with advertising and promoting the sale of timeshare intervals are expensed in the year incurred. Advertising expense was $124,925, $468,339 and $289,441 for 1998, 1999 and 2000, respectively.

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

Segment Information: Segment information, as disclosed in Note R, is presented in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 sets standards for the way that public companies report information about operating segments in annual financial statements and interim financial reports. It also establishes standards for disclosures about products and services, geographic areas, and major customers.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE B--CONCENTRATIONS OF RISK

Credit Risk: The Company is exposed to on-balance sheet credit risk related to notes receivable.

The Company offers financing to the buyers of timeshare intervals and vacation club points at the Company's resorts. These buyers make down payments of at least 10 percent of the purchase price and deliver promissory notes to the Company for the balance which generally bear interest at a fixed rate, are payable over a seven year period and are secured by a first mortgage on a timeshare interval or by an assignment of rights under the vacation club member's purchase agreement. The Company generally does not verify the credit history of its customers and will provide financing if the customer is employed and meets certain household income criteria. If a buyer of a timeshare interval defaults, the Company must foreclose on the timeshare interval and reincur the associated marketing, selling, and administrative costs to resell the interval. Although the Company in many cases may have recourse against a timeshare interval buyer for the unpaid price, certain states have laws which limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.

The Company has concentrations of credit risk in its timeshare resort receivables, and timeshare consumer receivables either purchased from independent resort developers or which collateralized hypothecation loans to those developers. At December 31, 2000 the Company had agreements for resort development financing with 8 developers covering 10 timeshare resort complexes. These concentrations are believed to be mitigated by credit and evaluation procedures including credit evaluation of individual consumers before the purchase of their notes. The Company requires collateral, including an overcollateralization requirement and holdbacks on certain receivables. In addition to outstanding loans from these developers, at December 31, 2000 the Company was committed to lend approximately $3.4 million for resort construction or renovation. The Company has also agreed to make hypothecation loans to, or purchase timeshare interval contracts from 63 resorts subject to satisfactory underwriting approval of each consumer.

Interest Rate Risk: The Company's financing activities produces net interest income which is the spread between the interest rates it charges its customers and the interest rates it pays to its lenders. Because the Company's indebtedness bears interest at variable rates and a substantial amount of the Company's receivables portfolio bears interest at fixed rates, increases in interest rates erode the net rates that the Company has obtained. The Company has not engaged in interest rate hedging transactions. Therefore, a significant increase in interest rates, particularly if sustained, would negatively affect the Company's results of operations, cash flows, and financial position.

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

Cash: The Company maintains cash balances at various financial institutions in several states with balances in excess of $100,000. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.


NOTE C--RECEIVABLES

Receivables consist of the following:

                                                                    December 31,
                                                             1999                   2000
                                                     ---------------------  ----------------------
    Accounts receivable                               $         8,092,693    $          8,292,860
    Notes receivable                                          241,583,914             257,675,846
    Less allowance for doubtful receivables                  (10,072,859)            (11,763,342)
                                                     ---------------------  ----------------------
                                                     ---------------------  ----------------------
                                                              239,603,748             254,205,364
    Promissory note receivable                                    450,000                 300,000
    Notes receivable--related party                             7,028,043               4,444,700
                                                     ---------------------  ----------------------
                                                     ---------------------  ----------------------

                                                      $       247,081,791    $        258,950,064
                                                     =====================  ======================

Accounts receivable consist primarily of: (1) amounts due from timeshare interval owners for maintenance and service charges including amounts which the Company remits to the Resorts upon receipt, (2) the principal amount of delinquent timeshare interval contracts which are receivable from Resorts under the recourse provisions of applicable financing agreements, (3) amounts due from homeowners' associations for management services rendered and (4) amounts due from renting unoccupied units on a transient basis. Receivables are stated at their unpaid principal balances. Amounts due Resorts for maintenance and service charges are included in accrued expenses and other liabilities.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE C--RECEIVABLES--Continued

Notes receivable includes: (1) amounts receivable from timeshare interval owners for their purchase of timeshares at Company resorts, (2) amounts receivable from timeshare interval owners resulting from the purchase of timeshare consumer receivables from third parties, less holdbacks of funds under those contracts,
(3) loans to Resorts for acquisition and development of resort  properties,  and
(4) hypothecation loans to Resorts secured by the Resorts' loans from timeshare interval owners. Interest rates on these receivables generally range from 9% to 18% per annum.

Based on their maturity dates as of December 31, 2000, the notes receivable are due during the years ending December 31 as follows: 2001--$58,582,602; 2002--$56,328,121; 2003--$39,371,607; 2004--$ 31,698,092; 2005--$26,247,269 and
thereafter--$45,448,155.

The promissory note receivable is due as a result of a rescission and termination of an agreement with a corporation. Interest is paid monthly at a rate equal to the lesser of LIBOR plus 1.5% or prime rate. Principal is to be paid in two remaining equal annual installments of $150,000 and the note matures in February 2002.

Notes receivable--related party arose in connection with the purchase of Peppertree Resorts, Ltd. The notes are due at various dates through March 2001 and bear interest at rates ranging from 0% to LIBOR plus 4%. Payment on these notes has not been received in accordance with the underlying agreements and the Company has filed a complaint to enforce payment, among other matters. The Company believes it has adequate collateral and offsets with respect to these loans.

The following are the components of notes receivable as of:

                                                                          December 31,
                                                                 1999                     2000
                                                        -----------------------  ------------------------
    Timeshare consumer receivables                       $         211,923,426    $          228,017,796
    Less holdbacks                                                (18,506,784)              (17,406,447)
                                                        -----------------------  ------------------------
                                                        -----------------------  ------------------------
                                                                   193,416,642               210,611,349
    Timeshare resort receivables:
      Acquisition and development loans                             27,944,974                15,956,487
      Hypothecation loans                                           16,925,192                27,068,048
      Other loans                                                    3,297,106                 4,039,962
                                                        -----------------------  ------------------------
                                                        -----------------------  ------------------------
                                                                    48,167,272                47,064,497
                                                        -----------------------  ------------------------
                                                        -----------------------  ------------------------

                                                         $         241,583,914    $          257,675,846
                                                        =======================  ========================


EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE C--RECEIVABLES--Continued

Substantially all timeshare consumer receivables and hypothecation loans are collateralized by security interests in timeshare intervals. Those consumer receivables purchased by the Company are also with full recourse to the Resort developers and it is the Company's practice to hold back approximately fifteen percent of the purchase price of each timeshare contract until the loan has been fully collected. The acquisition and development loans to Resorts are collateralized by security interests in the Resort properties and generally have the personal and/or corporate guarantees of the Resort owners.

The Company classified certain Resort loans as impaired under SFAS 114 at December 31, 1999 and 2000. This determination was made because the debtors had not made principal payments in accordance with their contractual agreements. The outstanding balance of impaired loans amounted to $3,821,251 and $4,820,550 at December 31, 1999 and 2000, respectively. The average outstanding amounts on these loans during 1999 and 2000 were $3,823,201 and $6,543,251, respectively, which includes the note receivable -- related party discussed previously. The Company has no allowance for losses specifically related to these loans because it believes the market value of the collateral exceeds its loan investment.

During 1998, 1999 and 2000, the Company recorded interest income on impaired loans of $452,753, $380,314, and $616,805, respectively.

The activity in the allowance for doubtful receivables for the years ended December 31, 1998, 1999 and 2000 follows:

                                                      1998                 1999                  2000
                                               -------------------  --------------------  --------------------
     Balance at beginning of year               $       2,442,244    $        3,834,748    $       10,072,859
     Allowances related to  acquisitions                  792,631             6,638,573               500,632
     Provision for doubtful receivables                   791,349             2,191,990             9,078,701
     Charge-offs, net of recoveries                     (191,476)           (2,592,452)           (7,888,850)
                                               -------------------  --------------------  --------------------
                                               -------------------  --------------------  --------------------

     Balance at end of year                     $       3,834,748    $       10,072,859    $       11,763,342
                                               ===================  ====================  ====================

NOTE D--LOAN ACCOUNTED FOR AS INVESTMENT IN REAL ESTATE
               JOINT VENTURE

The Company had advanced funds under a loan agreement which it accounted for as a real estate joint venture. The Company classified this asset as impaired at December 31, 1999 and foreclosed on the development in 2000. As a result of the foreclosure the Company transferred its investment in the project of $4,746,446 to its timeshare inventory, is completing construction, and is actively selling timeshare intervals.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE E--RELATED PARTY TRANSACTIONS

Interest Income: Interest income earned on the notes receivable from the bankruptcy Trustee amounted to $219,276 in 1998, $29,251 in 1999, and $-0- in 2000.


Other: The Company's Chief Executive Officer is the bankruptcy Trustee for BFG and BMDC (see Note J). During 1998 and 1999, the Company paid no compensation for his services. Beginning in January 2000, the Company is paying for the estate a monthly fee which totaled $335,000 for the year.

The Company received administrative services from BFG relating to billing consumer amounts due under timeshare interval contracts. This expense amounted to $184,686 in 1998, and $275,997 in 1999. In December 1999, the Company
purchased the computer processing equipment and software from BFG for $41,413 and has performed this processing hereafter.


NOTE F--PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1999 and 2000:

                                           1999                  2000
                                    --------------------  -------------------
     Land                            $          398,489   $          459,719
     Buildings and improvements              14,173,602           18,226,132
     Furniture and equipment                  4,246,271            4,956,692
                                    --------------------  -------------------
                                    --------------------  -------------------
                                             18,818,362           23,642,543
     Less accumulated depreciation              695,519            2,062,386
                                    --------------------  -------------------
                                    --------------------  -------------------

     Property and equipment, net     $       18,122,843   $       21,580,157
                                    ====================  ===================

The buildings and improvements consist primarily of facilities at timeshare properties including common areas, retail rental space, and restaurants.

Depreciation expense amounted to $69,664 in 1998, $623,950 in 1999 and $1,680,707 in 2000.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE G--OTHER ASSETS

Other assets consist of the following at December 31, 1999 and 2000:

                                           1999                 2000
                                    -------------------  --------------------
Deferred financing costs, net        $       2,526,854    $        2,148,086
Cash--restricted                             1,615,411             4,885,050
Accrued interest receivable                  1,762,975             2,512,117
Stock registration costs                     1,649,513                    --
Other assets                                 2,500,480             2,406,238
                                    -------------------  --------------------
                                    -------------------  --------------------

                                     $      10,055,233    $       11,951,491
                                    ===================  ====================


NOTE H--NOTES PAYABLE

Notes payable consist of the following:

                                                                                                       December 31,
                                                                                                1999               2000
                                                                                            ----------------- ------------------
     Revolving line of credit facilities:

     $150,000,000   line   for   financing   customer   timeshare   receivables,
     hypothecation  loans to Resorts and purchase of  receivables  from Resorts;
     collateralized  by  timeshare  notes  receivables;  variable  interest at a commercial paper
     rate plus 1.35%  (ranging from 8.08% to 8.10% at December 31, 2000); 5 year term maturing 2005; financing  accomplished through a Company owned special purpose entity; any outstanding  receivables  ($141,394,274 at December 31,
     2000) purchased by this entity are not
     deemed available to pay other Company creditors                                         $            --   $    138,051,000

     $75,000,000 line for receivables financing; refinanced on January 31, 2000                   74,374,070                 --
                                                                                            ----------------- ------------------
                                                                                    Subtotal $    74,374,070   $    138,051,000





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE H--NOTES PAYABLE--Continued

                                                                                                       December 31,
                                                                                                1999               2000
                                                                                            ----------------- ------------------
     Balance forward                                                                         $    74,374,070   $    138,051,000

     Other  lines  totaling  $100,775,000  at December  31,  2000 for  financing receivables  resulting from Company and developer  timeshare  sales and for the acquisition and development of Company and developer resort properties;
     collateralized by timeshare notes receivable,  resort properties  including unsold  timeshares  and  acquisition  and  development  loans;  interest at variable and fixed rates;  prime to prime plus 2.0% variable rates and 7.4%
     to 10% fixed; paid with collections of pledged receivables and
     with proceeds of developers' timeshare sales with final payment at maturity                  61,434,891         39,713,717

     Loan to acquire Peppertree Resorts Ltd.; collateralized by stock of businesses acquired and unencumbered assets of the Company; interest at LIBOR plus 3% per annum;
     due in February, 2002                                                                        16,579,050         15,889,250

     Term notes payable;  collateralized  by real estate  mortgages or timeshare notes receivable;  interest at fixed and variable rates;  periodic payments due per agreements including payments from pledged receivables,  with final payments at maturity; includes
     revolving facilities in repayment phase                                                     106,160,733         73,579,473

     Notes payable to banks and others in monthly installments through 2006; interest
     ranging from1/2% to 4% per annum                                                              19,936,187         17,837,410
                                                                                            ----------------- ------------------
                                                                                    Subtotal $   278,484,931   $    285,070,850




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE H--NOTES PAYABLE--Continued

                                                                                                       December 31,
                                                                                                1999                2000
                                                                                            ----------------- -------------------
     Balance forward                                                                         $   278,484,931   $     285,070,850

     Amounts due related parties                                                                   7,574,265           1,631,196

     Demand notes                                                                                  2,551,360           1,222,184

     Capital lease obligations                                                                       747,217             450,273
                                                                                            ----------------- -------------------
                                                                                            ----------------- -------------------

                                                                                             $   289,357,773   $     288,374,503
                                                                                            ================= ===================

1/2% to 4% Collateralized Notes Payable: The Company obtained financing at favorable interest rates from banks and others who were creditors of affiliates which had filed for bankruptcy protection (see Note J). The loans are collateralized with timeshare receivables. The bankruptcy Trustee arranged this financing and borrowed part of the proceeds from the Company in order to settle the bankrupts' obligations with those creditors. As consideration for the financing, the Company pays the bankrupt estate a fee based on an annual rate of approximately 3% of the unpaid principal balance of the loans. The Company recognizes this fee as expense over the various loan terms. At December 31, 1999 and 2000 the unpaid fee amounted to $3,441,267 and $1,631,196, respectively, which is included in amounts due related parties above. The fee is payable over the loan terms beginning after loans receivable from the estate have been paid.

Covenants: Several of the facilities and other loans contain both specific and general covenants including maintenance of collateralization and default rates with respect to pledged receivables, tangible and overall net worth requirements and debt to capital and interest coverage rates.

Subsequent  maturities of notes  payable for the years ending  December 31, are:
2001--$58,162,506;   2002--$21,937,849;   2003--$20,640,947;  2004--$14,309,760;
2005-- $144,474,329 and thereafter $28,849,112.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES


NOTE I--INCOME TAXES

The consolidated provisions for income taxes included in the accompanying statements of income consist of the following for the years ended December 31, 1998, 1999 and 2000:

                                                                                1998                 1999              2000
                                                                           ----------------   -----------------  -----------------
     Current provision:
        Federal                                                             $    1,650,000     $     3,000,000    $     2,520,000
        Foreign                                                                         --                  --            390,000
        State                                                                      710,000             777,000            390,000
                                                                           ----------------   -----------------  -----------------
                                                                           ----------------   -----------------  -----------------
                                                                                 2,360,000           3,777,000          5,700,000

     Deferred provision (credit):
        Federal                                                                    830,000           1,700,000          3,500,000
        Foreign                                                                         --             500,000          (700,000)
        State                                                                       80,000             523,000          (600,000)
                                                                           ----------------   -----------------  -----------------
                                                                           ----------------   -----------------  -----------------
                                                                                   910,000           2,723,000          2,200,000
                                                                           ----------------   -----------------  -----------------

                                                                            $    3,270,000     $     6,500,000    $     7,900,000
                                                                           ================   =================  =================

The provisions for income taxes are less than amounts computed by applying the statutory rate to income before income taxes for the following reasons:

                                                                                         Year ended December 31,
                                                                       ------------------------------------------------------------
                                                                            1998                   1999                2000
                                                                       ------------------   --------------------  -----------------
     Income taxes at statutory
        rates                                                           $      2,895,000     $        5,200,000    $     6,237,000
     State income taxes, net of
        federal income tax benefit                                               521,000                924,000          1,445,000
     Goodwill amortization                                                            --                271,000            487,000
     Reduction of valuation
        allowance                                                              (233,000)                     --                 --
     Alternative minimum tax                                                          --                     --                 --
     Other items                                                                  87,000                105,000          (269,000)
                                                                       ------------------   --------------------  -----------------
                                                                       ------------------   --------------------  -----------------

     Provision for income taxes                                         $      3,270,000     $        6,500,000    $     7,900,000
                                                                       ==================   ====================  =================

The Company had valuation allowances prior to 1998 for net operating loss carryforwards because there was no assurance that the Company would generate sufficient taxable earnings to benefit from using unrestricted loss carryforwards before they expired. The reduction of the valuation allowance in 1998 reflects the use of the loss carryforwards.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE I--INCOME TAXES--Continued


Net deferred tax liabilities included in the accompanying balance sheets result from the following:

                                                                      December 31,
                                                               1999                2000
                                                        --------------------  -----------------
     Deferred tax assets:
       Allowance for doubtful receivables                $        3,169,000    $     3,594,000
       Net operating loss carryforwards                           7,402,000          7,245,000
       Alternative minimum tax credit carryovers                  2,377,000          5,000,000
       Other                                                        491,000            641,000
                                                        --------------------  -----------------
                                                        --------------------  -----------------
                                                                 13,439,000         16,480,000
     Deferred tax liabilities:
       Installment sale receivables                              26,614,000         33,807,000
       Timeshare inventories, primarily book cost
         in excess of tax cost                                    3,511,000          2,660,000
       State income taxes, net of federal benefit                 1,863,000          1,315,000
       Other                                                        986,794            433,794
                                                        --------------------  -----------------
                                                        --------------------  -----------------
                                                                 32,974,794         38,215,794
                                                        --------------------  -----------------
                                                        --------------------  -----------------

                                                         $       19,535,794    $    21,735,794
                                                        ====================  =================

The net deferred tax liabilities at December 31, 1999 and 2000 include deferred tax liabilities of $3,474,485 and $2,760,795 relating to the U.S. Virgin Islands, respectively.

As further described in Note Q, Equivest purchased several businesses in 1998 and 1999. In connection with those purchases the Company acquired certain deferred tax assets and assumed certain deferred tax liabilities. The net deferred tax liabilities assumed amounted to $2,800,000 in 1998 and $14,244,000 in 1999.

The Company has tax net operating loss carryforwards at December 31, 2000 of approximately $21,309,000 (federal) and $31,269,000 (various state jurisdictions). The Company acquired a portion of these carryforwards in connection with the 1999 business purchases. They are available to reduce future taxable income in those amounts for the respective tax jurisdictions. The carryforwards expire in various years through the year 2020. The tax operating losses and credits primarily arose because gross profits on timeshare interval sales were deferred for tax reporting purposes at the election of the taxpayer. The Company also has alternative minimum tax credit carryforwards of $5,000,000 available to reduce future federal income tax in the amount of the credit which have no expiration date.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE I--INCOME TAXES--Continued

As described in Note Q, Equivest acquired Eastern Resorts as of August 28, 1998. Prior to that time Eastern Resorts was a Subchapter S corporation which classification ended as a result of the merger. As part of the purchase accounting Equivest recorded a $2,800,000 deferred tax liability to reflect the difference between the tax basis and book basis of acquired installment receivables.


NOTE J--CONTINGENCIES AND COMMITMENTS

Since March 1996, the Company's majority owners (BFG and BMDC) and several other affiliates have been in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Those companies are currently being managed for the benefit of their creditors by the Court appointed bankruptcy Trustee. As a result of the bankruptcies and investor fraud at those companies various legal suits have been ongoing. The Company remains named as an defendant in one state class action suit which has had no activity to date. The Company intends to move for dismissal at an appropriate time. The ultimate impact of these events on the Company's business and operations is not presently determinable.

The Company had been named in a legal action filed by a former Company officer and director against the Company and other parties. The suit contains numerous allegations and claims including compensatory damages in excess of $1,000,000, interest and costs. The Company has been dismissed as defendant; however, another defendant has filed a cross-claim for indemnification by the Company.
The Company believes that it has meritorious defenses to the cross-claim and intends to defend against it vigorously.

In its purchase of resort properties in March 1999 the Company recorded certain liabilities which it agreed to assume from the seller in the amount of $5.975 million. The amounts represent part of amounts payable by the seller to former owners of three of the properties acquired. Prior to the purchase or as a result of the purchase, the former owners brought suit against the seller and/or the Company for payment of amounts due them, breach of contract, interference by the Company in contractual relations, and misapplication of funds. Counterclaims have been made by the sellers. The suits are in the discovery stage and no assessment of the potential outcomes can be made at this time.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE J--CONTINGENCIES AND COMMITMENTS--Continued

The Company is also involved with several other suits brought by (1) former employees alleging wrongful discharge, discrimination and breach of contract and
(2) others who allege discrimination, personal assault, injury, or loss of property while on resort premises or otherwise in connection with timeshare operations. In each case it is too early to assess the likelihood of success by the plaintiff and amount of loss, if any.

The Company has employment agreements with three of its executive officers that provide for lump sum severance payments and accelerated vesting of options upon termination of employment under certain circumstances including change of control, as defined. The Company's minimum payment obligation under the severance provisions of these agreements was approximately $969,000 at December 31, 2000.

The Company has management agreements with homeowners' associations at most of its timeshare resorts. Under these agreements the Company is required to provide administrative, accounting, maintenance, security, utilities and professional services; maintain insurance coverage; and pay real estate and personal property taxes. In exchange for these services the Company is reimbursed for costs incurred and receives a management fee for the services provided. These contracts expire at various dates through December 2002.

At December 31, 2000 the Company had several timeshare units under construction with remaining contracted costs to complete of $4,441,000.


NOTE K--STOCKHOLDERS' EQUITY

Preferred Stock and Cumulative Redeemable Preferred Stock Series 2 Class A: The Company has authorized 1,000,000 shares of Preferred Stock with a $3 par value and has authorized 15,000 shares of this amount as Series 2 Class A Preferred Stock. The 10,000 shares of Series 2 Class A Preferred Stock outstanding is held by BFG. BFG is entitled to the number of votes which equals 20% of the total number of voting shares of the Company's stock. In the event of liquidation, these shares have a liquidation value of $1,000 per share ($10,000,000 in total) plus all accrued and unpaid dividends. The Company may, at its option any time after February 16, 2003, redeem this stock in whole or in part at its liquidation value plus accrued and unpaid dividends. The Trustee also has approval to convert this stock into Common Stock or to sell such shares to the Company for a price equal to an equivalent number of shares of Common Stock at the net price of any offering of the Estate's shares of Common Stock. Dividends on this issue are cumulative and payable quarterly when declared by the Company at the rate of $60 per annum per share. At December 31, 2000, the cumulative undeclared and unpaid dividends amount to $1,500,000.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




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

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE L--FAIR VALUES OF FINANCIAL INSTRUMENTS--Continued

Accounts and Notes Receivable and Investment in Real Estate Joint Venture: The estimated fair value of accounts and notes receivable was developed using estimated cash flows and maturities based upon contractual interest rates and historical experience and discounting those cash flows using current market interest rates. The estimated fair value of the real estate joint venture at December 31, 1999 is based on estimated collateral value which approximates its carrying amount. The Company's carrying amount and fair value of these amounts are summarized as follows:

                                           December 31,
                                   1999                    2000
                          -----------------------  ---------------------
    Carrying amount        $         244,019,528    $       254,205,364

    Fair value             $         244,476,889    $       254,456,642

The carrying value of the Company's commitments to lend as disclosed in Note B approximates their fair value. The carrying amount of the promissory note receivable outstanding at December 31, 2000 is its estimated fair value based on current market rates.

It  was  not   practicable   to   estimate   the  fair   values   of  the  notes
receivable--related party because of the nature of the indebtedness and resultant excessive cost to estimate their fair values.

Notes Payable: The fair value of notes payable were estimated using rates available to the Company at December 31, 1999 and 2000 for similar debt and remaining maturities. The carrying amount and fair value of notes payable were summarized as follows:

                                            December 31,
                                     1999                    2000
                            -----------------------  ---------------------
     Carrying amount         $         289,357,773    $       288,374,503

     Fair value              $         285,959,099    $       287,074,590

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE M--STOCK OPTIONS, GRANTS, AND WARRANTS

Under 1997 Long-Term Incentive Plan: The Company provides stock-based compensation to employees and directors in the form of nonqualified incentive stock options. The Compensation Committee of the Board of Directors determines the option awards including their exercise price. The Plan's term is ten years; however, the Board of Directors may discontinue the plan at its discretion. Up to 3,500,000 shares of Common Stock may be issued under the Plan.

Summarized option activity and status for 1998, 1999, and 2000 follows:

                                                       Shares                              Weighted average price per share
                                     1998                1999                2000           1998         1999        2000
                                -----------------  -----------------   -----------------  ----------   ----------  ----------
Outstanding at  beginning                858,100          1,024,400           1,456,950
  of year
Granted                                  166,300            466,050             784,800    $   4.31     $   5.50    $   3.16
Exercised                                     --                 --                  --          --           --
Forfeited                                     --           (33,500)           (493,400)          --         5.04        5.16
                                 ----------------    ---------------     ---------------

Outstanding at end of year             1,024,400          1,456,950           1,748,350        3.45         4.07        3.35
                                 ================    ===============     ===============

Exercisable at end of year               308,275            643,500             814,725

Reserved for future issuance           2,475,600          2,043,050           1,751,650

Exercise prices of outstanding and exercisable stock options as of December 31, 2000 follows:

                               Outstanding                                             Exercisable
- --------------------------------------------------------------------------   ---------------------------------
                        Number             Weighted           Weighted           Number           Weighted
     Range            of options            average           average          of options         average
       of             outstanding          remaining          exercise         exercisable        exercise
exercise prices                           contractual          price                               price
                                         life in years
- -----------------  ------------------  ------------------  ---------------   ----------------  ---------------
 $          1.00    $        375,000          1.4           $        1.00            375,000    $        1.00
            2.65             432,500          9.8                    2.65                 --               --
            3.36             145,900          9.5                    3.36                 --               --
       4.31-4.37             273,050          8.5                    4.33             80,700             4.31
       5.05-5.50             521,900          7.9                    5.11            359,025             5.07
                   ------------------  ------------------  ---------------   ----------------  ---------------

                    $      1,748,350          7.2           $        3.35            814,725    $        3.12
                   ==================  ==================  ===============   ================  ===============


EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE M--STOCK OPTIONS, GRANTS, AND WARRANTS--Continued

Using the criteria of APB Opinion No. 25 and its interpretations, the Company does not recognize compensation cost for the stock options granted under the plan. Had the Company adopted SFAS 123 and recognized compensation cost based on the fair value of the options at their grant dates, the Company's net income and earnings per share would have been the pro forma amounts shown below:

                                                                             Year ended
                                                                            December 31,
                                                           1998                1999                 2000
                                                     ------------------  ------------------  -------------------
     Net income:
        As reported                                   $      5,243,952    $      8,696,073     $     10,444,147
        Pro forma                                            5,058,680           8,557,265           10,080,938
     Net income per common share:
        As reported--basic                                         .20                 .31                  .35
        Pro forma--basic                                           .19                 .31                  .34
        As reported--diluted                                       .20                 .31                  .35
        Pro forma--diluted                                         .19                 .30                  .33
     Weighted average fair value of
        options granted under the 1997
        Long-Term Incentive Plan                                   .67                 .81                 1.30

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants in 1998, 1999 and 2000:


                                                        1998            1999                        2000
                                                        --------------  ----------------------------------
     Dividend yield                                       0%                0%                          0%
     Expected volatility range                         0.90%             0.79%                    45%-137%
     Risk free interest rate range                     3.92%             5.81%                 5.96%-6.68%
     Expected life                                  4 years            4 years                     4 years

Under Employment Agreements: An employment agreement with an officer provides for annual option grants if the Company reaches certain pretax income as defined in the agreement. The agreement expires in August 2003 but has successive one-year renewals at the election of the parties as set forth in the agreement. It provides for the issuance of options covering (1) 30,000 common shares if the Company reaches at least 100%, but less than 125%, of the pretax income target, and (2) 60,000 common shares if the Company reaches 125% of the target, for any fiscal year under the agreement. Options granted will have an exercise price of the fair market value of the common shares on the date of grant and will expire ten years from the date granted. They will vest at a rate of 20% per year. There have been no options granted under this agreement.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES



NOTE M--STOCK OPTIONS, GRANTS, AND WARRANTS--Continued

Common Stock Warrants: Warrants to purchase 250,000 shares of Common Stock are outstanding to a bank. The warrants may be exercised at any time prior to November 2002, in whole or in part and in any order, by purchasing 125,000 shares at $3.50 per share and 125,000 shares at $4.00 per share.

A warrant to purchase 180,000 shares of Common Stock is outstanding to a bank. The warrant may be exercised at any time prior to July 18, 2003, in whole or in part, and in any order at an exercise price of $8.00 per share.

A warrant to purchase 250,000 shares of Common Stock is outstanding to an individual. The warrant can be exercised any time prior to March 30, 2002 at an exercise price of $9.00 per share. The warrant contains a mandatory exercise provision once the market value of the Common Stock equals or exceeds $12.00.


NOTE N--EARNINGS PER COMMON SHARE

Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computations follows:

                                                                  Income                 Shares              Per-Share
                                                               (Numerator)            (Denominator)           Amount
                                                            -------------------   ----------------------  ----------------
For the Year Ended December 31, 1998:
   Net Income                                                $       5,243,952
   Less: preferred stock dividends                                   (600,454)
                                                            -------------------

   Basic earnings per share:
     Income available to common stockholders                         4,643,498               23,010,104           $   .20
                                                                                                          ================

   Effect of dilutive securities:
     12.5% Redeemable Convertible Preferred
       Stock                                                               454                    3,359
     Warrants                                                               --                   82,049
     Stock options                                                          --                  355,731
                                                            -------------------   ----------------------

   Diluted earnings per share:
     Income available to common stockholders
       plus assumed conversions                              $       4,643,952               23,451,243           $   .20
                                                            ===================   ======================  ================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

EQUIVEST FINANCE, INC. AND SUBSIDIARIES





NOTE N--EARNINGS PER COMMON SHARE--Continued


                                                                  Income                 Shares              Per-Share
                                                                (Numerator)           (Denominator)           Amount
                                                            --------------------  ----------------------  ----------------

For the Year Ended December 31, 1999:
   Net Income                                                $        8,696,073
   Less: preferred stock dividends                                    (600,000)
                                                            --------------------

   Basic earnings per share:
     Income available to common stockholders                          8,096,073              25,858,352          $    .31
                                                                                                          ================

   Effect of dilutive securities:
     Warrants                                                                --                  88,077
     Stock options                                                           --                 416,711
                                                            --------------------  ----------------------

   Diluted earnings per share:
     Income available to common stockholders
       plus assumed conversions                              $        8,096,073              26,363,140          $    .31
                                                            ====================  ======================  ================

For the Year Ended December 31, 2000:
   Net Income                                                $        10,444,147
   Less:  preferred stock dividends                                    (600,000)
                                                            ---------------------

   Basic earnings per share:
     Income available to common stockholders                           9,844,147             28,089,722          $    .35
                                                                                                          ================

    Effect of dilutive securities:
     Stock options                                                            --                271,020
                                                            ---------------------  ---------------------

   Diluted earnings per share:
     Income available to common stockholders
       plus assumed conversions                              $         9,844,147             28,360,742          $    .35
                                                            =====================  =====================  ================

The Company has outstanding warrants for the purchase of its Common Stock. These warrants were not included in computing the diluted per share data because to do so would have resulted in increasing earnings per share data as compared to the amounts reported for the basic per share data.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE O--SUPPLEMENTAL CASH FLOWS INFORMATION

The following supplemental cash flows information is provided for interest and income taxes paid and for noncash transactions during the years ended December 31, 1998, 1999 and 2000:

                                                            1998                  1999                 2000
                                                     --------------------  -------------------  -------------------
Interest paid                                         $        7,381,529    $      13,633,034    $      23,176,080

Income taxes paid                                                537,000            4,192,277            2,765,898

Noncash transactions:
   Conversion of related party debt to
     Common Stock                                                360,743                   --                   --
   Change in par value of Common Stock from
     $.05 to .01                                               1,007,945                   --                   --
   Payment of dividends on Series 2
     Preferred Stock with shares of
     Common Stock                                                454,333                   --                   --
   Conversion of Preferred Stock to
     Common Stock                                                 21,930                   --                   --


NOTE P--PROPOSED SALE OF COMMON STOCK/NONRECURRING EXPENSE

The Company intended to register shares of Common Stock held by certain stockholders and additional shares of its Common Stock for proposed public sale. Because of unfavorable financial market conditions over the past two years which are continuing, the Company cannot foresee the completion of this undertaking. Other alternatives may be needed for those stockholders to liquidate their holdings. As a result, the Company charged to year 2000 income the previously incurred stock registration costs of $1,649,513 which would have been charged to additional paid in capital had the Company successfully completed its offering of these shares.

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

1998 Purchase: On August 28, 1998 Equivest acquired Eastern Resorts Corporation (Eastern) which was a developer and operator of seven timeshare resorts in the New England area. Eastern was the Company's first timeshare resort development business. The purchase price amounted to $57.6 million including cash and acquisition costs of $16.4 million, assumption of liabilities of $25.8 million, and 3.2 million shares of Equivest Common Stock valued at $15.4 million. The purchase price exceeded the fair value of net assets acquired by approximately $27.5 million which was recorded as goodwill.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 assumed the Eastern acquisition occurred as of January 1, 1998 (in thousands):

                                     1998
                               ----------
Net revenue                    $   46,466
Net income                          5,764
Earnings per share:
Basic                          $      .21
                               ==========
Diluted                        $      .20
                               ==========

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

EQUIVEST FINANCE, INC. AND SUBSIDIARIES



NOTE Q--PURCHASES OF BUSINESSES--Continued

On November 17, 1999 the Company acquired 15 timeshare resort properties located primarily in the Eastern United States. The purchase price amounted to $124.5 million including cash and acquisition costs of $16.1 million, assumption of liabilities of $94.5 million and 2.9 million shares of Equivest Common Stock valued at $13.2 million. The cash and shares of stock were reduced by certain escrows and holdbacks for contingencies totaling $2.9 million. The purchase price exceeded the fair value of net assets acquired by approximately $19.1 million which was recorded as goodwill. Additionally, the consideration included $940,000 for the sellers' noncompete agreement.

The agreement also provided for the Company to purchase a 275 room Holiday Inn property and adjacent 90 acres of land for $4 million if the parties obtained Holiday Inn's consent. This provision expired in 2000.

The amounts reported at December 31, 1999 for the November 1999 purchase were changed to reflect purchase price changes and the final allocation of the purchase price. These changes resulted in increases to goodwill of $4.2 million, deferred taxes of $1.2 million and accrued liabilities of $.4 million, and decreases to notes receivable of $1.8 million, inventories of $.7 million, and property and equipment of $.1 million.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 assumes the 1999 purchases occurred as of January 1, 1998 and 1999, respectively (in thousands):

                                               1998            1999
                                          ---------------  --------------
          Net revenue                      $     124,900    $    164,242
          Net income                               3,600           9,006
          Earnings per share:
          Basic                            $         .11    $        .29
                                          ===============  ==============
          Diluted                          $         .11    $        .29
                                          ===============  ==============

NOTE R--SEGMENT INFORMATION

As a result of its acquisitions, the Company has two reportable segments which are strategic business units that offer different products and services within the timeshare resort industry. Each segment is managed separately because each business requires different business strategies. The resort development segment acquires, develops and operates resort properties and markets and sells timeshare intervals, including vacation club points. Through its financing operations, the Company provides financing to its own resort properties and independent resorts which includes consumer lending for timeshare intervals, hypothecation loans to resort developers and resort acquisition and development loans.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE R--SEGMENT INFORMATION--Continued
The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense is based on the specific debt incurred by each segment. Intersegment interest is based on interest rates which are similar to those with third parties. Management evaluates the performance of each segment based on profit or loss from operations before income taxes.

Financial information with respect to each reportable segment for 1998, 1999 and 2000 follows (including the Resort Development segment from August 28, 1998) (in thousands):

                                Financing                            Resort                               Total
                                                                  Development
                   ------------------------------------------------------------------------------------------------------------

                      1998        1999        2000        1998       1999         2000        1998         1999       2000
                   ------------------------------------------------------------------------------------------------------------
Revenues:
  External         $   21,396   $   27,461  $   39,606  $   8,241  $   66,919  $  118,650   $   29,637  $   94,380  $  158,256
  Intersegment            216        1,018       1,307         --          --                      216       1,018       1,307

Interest expense        7,204        9,875      16,203        248       4,097       5,536        7,452      13,972      21,739

Depreciation and
  amortization          1,488        1,468       1,388        290       1,436       2,479        1,778       2,904       3,867

Segment profit          8,057       10,820       7,899      1,352       5,897      15,227        9,409      16,717      23,126

Segment assets        167,533      278,693     303,775     42,739     162,462     154,530      210,272     441,155     458,305

Expenditures for
  segment assets           53          269          54         23       1,164       5,224           75       1,433       5,278

Other non-cash:
  Provision for
                    $     791   $    2,192  $    9,079         --          --          --   $      791  $    2,192  $    9,079
  doubtful
  receivables

The following is presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (in thousands):

                                                            1998            1999              2000
                                                        --------------  --------------   ---------------
    Revenue
      Total revenue of reportable segments              $      29,853    $     95,398    $      159,563
      Intersegment revenue                                      (216)         (1,018)           (1,307)
                                                        --------------  --------------   ---------------

         Consolidated revenue                           $      29,637    $     94,380    $      158,256
                                                        ==============  ==============   ===============
    Profit
      Total profit of reportable segments               $       9,409    $     16,717    $        23,126
      Unallocated corporate expenses                            (895)         (1,521)            (4,782)
                                                        --------------  --------------   ----------------

        Consolidated income before provision
          for income taxes                              $       8,514    $     15,196    $        18,344
                                                        ==============  ==============   ================

EQUIVEST FINANCE, INC. AND SUBSIDIARIES

NOTE R--SEGMENT INFORMATION--Continued

                                                                                    December 31,
                                                                               1999              2000
                                                                          ----------------  ----------------
     Assets
        Total assets of reportable segments                                $      441,155    $      458,305
        Segment accounts receivable eliminated in consolidation                  (26,538)          (21,486)
        Other unallocated amounts                                                   2,369               155
                                                                          ----------------  ----------------

        Total Assets                                                       $      416,986    $      436,974
                                                                          ================  ================

Reconciliation of Other Significant Items

                                                      Reportable          Reconciling          Consolidated
                                                       Segments              Items               Amounts
                                                  -------------------  -------------------  -------------------
Year ended December 31, 1998:

   Interest expense                                $       7,452,384    $           5,234    $       7,457,618

   Depreciation and amortization                           1,777,910              419,487            2,194,397

Year ended December 31, 1999:

   Interest expense                                $      13,971,698    $       (586,232)    $      13,389,034

   Depreciation and amortization                           2,904,091              637,423            3,512,190

   Expenditures for assets                                 1,433,105               26,157            1,459,262

Year ended December 31, 2000:

   Interest expense                                $      21,738,233    $       1,822,026    $      23,560,259

   Depreciation and amortization                           3,867,264            1,277,092            5,144,356

   Expenditures for assets                                 5,277,689               56,243            5,333,932

The reconciling items represent unallocated corporate expenses and intersegment charges eliminated in consolidation.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES



NOTE R--SEGMENT INFORMATION--Continued

Substantially all of the Company's revenue is derived from operations within the continental United States. However the Company's U.S. Virgin Islands operations accounted for the following in 1999 and 2000 (in thousands):

                                                       1999           2000
                                                  -------------  -------------
     Revenues                                      $    14,692    $    13,100
     Income before provision for income taxes            1,157          1,786
     Investments in long-lived assets                    3,786          3,674
     Timeshare inventory                                19,528         21,819


NOTE S--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          Quarter Ended
                                          ----------------------------------------------------------------------------
                                             March 31         June 30          September 30           December 31
                                          ---------------   ------------   ---------------------  --------------------
                                                           (In thousands, except per share amounts)
1999
   Revenue                                   $    11,763     $   23,554             $    25,077           $    28,696
   Operating income                                2,789          4,554                   4,987                 2,866
   Net income                                      1,589          2,754                   2,912                 1,441
   Basic earnings per common share                   .06            .10                     .11                   .05
   Diluted earnings per common share                 .06            .10                     .11                   .05

2000
   Revenue                                   $    37,199     $   39,449             $    47,468           $    34,140
   Operating income                                4,616          4,243                   6,205                 3,200
   Net income                                      2,666          2,468                   3,530                 1,780
   Basic earnings per common share                   .09            .08                     .12                   .06
   Diluted earnings per common share                 .09            .08                     .12                   .06

Notes:
1) The amounts include the results of acquisitions from their acquisition dates--Kosmas properties acquired in March 1999 and Peppertree Resorts acquired in November 1999.

2) Revenue in the quarters ended June and September 1999 and March, June and September 2000 are approximately two and one-half percent lower than amounts in the quarterly financial information previously reported by the Company. This difference results from fees from certain homeowners' associations which have been reclassified as offsets to expenses. The change does not affect operating or net income.

EQUIVEST FINANCE, INC. AND SUBSIDIARIES




NOTE T--EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution profit sharing and 401(k) plans covering substantially all employees. These plans permit employee contributions up to 15% of compensation subject to statutory limitations. The Company makes matching contributions which are subject to maximum percentages of the employee's contribution and pay. It may also make discretionary contributions. Matching contributions amounted to $41,311 in 1998, $85,081 in 1999, and $128,783 in 2000. There were no discretionary contributions in those years.