Form 10-Q
period 2001-03-31
EQUIVEST FINANCE INC
filed 2001-05-15
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------



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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of March 31, 2001, 28,089,722 shares of common stock of Equivest Finance, Inc. were outstanding.


Transitional Small Business Disclosure Format. Yes [ ] No [X]

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                          QUARTER ENDED MARCH 31, 2001


                                      INDEX

PART I       FINANCIAL INFORMATION
------

Item 1.      Financial Statements


             Consolidated Condensed Financial Information:
                  Consolidated Condensed Balance Sheets - March 31, 2001 (unaudited) and                        3
                        December 31, 2000
                  Unaudited Consolidated Condensed Statements of Income  - Three Months Ended March             4
                        31, 2001 and 2000
                  Unaudited Consolidated Statement of Equity Accounts                                           5
                  Unaudited Consolidated Condensed Statements of Cash Flow - Three Months Ended March 31,       6
                        2001 and 2000
                  Notes to Consolidated Condensed Financial Statements                                          7

Item 2.      Management's Discussion and Analysis of Financial                                                 13
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                        22


PART II      OTHER INFORMATION
-------

Item 1.      Legal Proceedings                                                                                 22

Item 2.      Changes in Securities and Use of Proceeds                                                         23

Item 3.      Defaults Upon Senior Securities                                                                   23

Item 4.      Submission of Matters to a Vote of Security Holders                                               23

Item 5.      Other Information                                                                                 23

Item 6.      Exhibits and Reports on Form 8-K                                                                  23


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               March 31,      December 31,
                                                                 2001            2000
                                                           ---------------   ------------
                                                               Unaudited
ASSETS

Cash and cash equivalents                                    $  3,372,215   $  4,805,366
Receivables, net                                              252,352,285    258,950,064
Inventory                                                      95,332,556     95,577,521
Property and equipment, net                                    21,229,547     21,580,157
Goodwill, net                                                  43,661,573     44,109,482
Other assets                                                   15,171,459     11,951,491
                                                             ------------   ------------
TOTAL ASSETS                                                 $431,119,635   $436,974,081
                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                             $  8,011,541   $  9,624,115
Accrued expenses and other liabilities                         24,732,743     23,194,002
Income taxes                                                   30,830,804     29,974,986
Notes payable                                                 278,806,961    288,374,503
                                                             ------------   ------------
TOTAL LIABILITIES                                             342,382,049    351,167,606

CONTINGENCIES, COMMITMENTS
  AND LIQUIDITY

STOCKHOLDERS' EQUITY

Cumulative Redeemable Preferred Stock--Series 2
Class A, $3 par value; 15,000 shares authorized,
  10,000 shares outstanding; $10,000,000 liquidation value         30,000         30,000
Common Stock, $.01 par value; 50,000,000
  shares authorized; 28,089,722 shares outstanding                280,897        280,897
Additional paid in capital                                     62,246,553     62,246,553
Retained earnings                                              26,180,136     23,249,025
                                                             ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                     88,737,586     85,806,475
                                                             ------------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $431,119,635   $436,974,081
                                                             ============   ============

     See Accompanying Notes to Consolidated Condensed Financial Statements

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                         Three Months Ended March 31,
                                         ----------------------------
                                               2001         2000
                                               ----         ----
REVENUE

    Timeshare interval sales               $14,581,621   $22,404,641
    Interest                                 9,079,698     9,365,057
    Resort operations                        5,002,652     5,011,302
    Other income                               574,405       418,676
                                           -----------   -----------


                                            29,238,376    37,199,676
                                           -----------   -----------

COSTS AND EXPENSES


    Interest                                 5,582,321     6,049,003
    Cost of timeshare intervals sold         3,252,156     5,417,880
    Sales and marketing                      6,476,935    10,415,773
    Resort management                        2,486,776     3,037,887
    Depreciation and amortization            1,073,580     1,153,564
    Provision for doubtful receivables       1,788,961     1,782,756
    General and administrative               3,421,536     4,726,539
                                           -----------   -----------


                                            24,082,265    32,583,402
                                           -----------   -----------


INCOME BEFORE PROVISION FOR INCOME TAXES     5,156,111     4,616,274

PROVISION FOR INCOME TAXES                   2,225,000     1,950,000
                                           -----------   -----------


NET INCOME                                 $ 2,931,111   $ 2,666,274
                                           ===========   ===========



Basic earnings per common share            $      0.10   $      0.09
                                           ===========   ===========


Diluted earnings per common share          $      0.10   $      0.09
                                           ===========   ===========

     See Accompanying Notes to Consolidated Condensed Financial Statements

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EQUITY ACCOUNTS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2001








                                                                                Redeemable
                                                   Preferred       Common          Stock          Additional        Retained
                                     Total        Stock-Series     Shares          Amount         Paid in         Earnings
                                                   2 Class A                                      Capital
                                  ------------    ------------   ------------    -----------   --------------   --------------
Balances at December 31, 2000      $85,806,475      $   30,000     28,089,722      $ 280,897      $62,246,553    $  23,249,025

Net Income                          2,931,111                                                                       2,931,111
                                  ------------    ------------   ------------    -----------   --------------   --------------

Balances at March 31, 2001        $88,737,586       $  30,000     28,089,722      $ 280,897     $ 62,246,553     $ 26,180,136
                                  ============    ============   ============    ===========   ==============   ==============

     See Accompanying Notes to Consolidated Condensed Financial Statements

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                             Three Months Ended March 31,
                                                                             ---------------------------
                                                                                 2001           2000
                                                                              ---------       ------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net Income                                                              $  2,931,111    $  2,666,274
   Adjustments to reconcile net income to
     net cash used in operating activities:
     Amortization and depreciation                                            1,073,580       1,153,564
     Provision for doubtful receivables                                       1,788,961       1,782,756
     Changes in assets and liabilities
       Other assets                                                          (3,287,245)     (9,979,502)
       Inventory                                                                244,965        (267,059)
       Accounts payable and accrued expenses                                    (73,833)      6,275,056
       Income taxes payable                                                     855,818      (4,670,669)
                                                                           ------------    ------------
                                   NET CASH USED IN OPERATING ACTIVITIES      3,533,357      (3,039,580)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
   (Increase)/Decrease in receivables, net                                    4,679,135      (7,177,590)
   Purchase of equipment                                                        (70,034)            -0-
                                                                           ------------    ------------
                               NET CASH PROVIDED BY INVESTING ACTIVITIES      4,609,101      (7,177,590)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
   Proceeds from notes payable                                               22,528,441      90,396,127
   Payments on notes payable                                                (32,104,050)    (86,087,695)
   Payments on non-recourse notes payable                                           -0-         (35,922)
                                                                           ------------    ------------
                    NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES     (9,575,609)      4,272,510
                                                                           ------------    ------------
                                             (DECREASE) INCREASE IN CASH     (1,433,151)     (5,944,660)
                                                                           ------------    ------------

Cash and Cash Equivalents at beginning of period                              4,805,366       8,010,888
                                                                           ------------    ------------
                             CASH AND CASH EQUIVALENTS AT END OF  PERIOD   $  3,372,215    $  2,066,228
                                                                           ============    ============
Supplemental Cash Flow Information:
     Interest paid                                                         $  5,653,475    $  6,042,885
                                                                           ============    ============
     Income taxes paid                                                     $  1,486,954    $  2,531,951
                                                                           ============    ============

     See Accompanying Notes to Consolidated Condensed Financial Statements

                             EQUIVEST FINANCE, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.       Basis of Presentation

         The accompanying consolidated condensed interim financial statements as of March 31, 2001 and for the three-month period ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2000.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Resort Funding, Inc. and its subsidiary, BFICP Corporation (collectively, "Resort Funding"), EFI Funding Company, Inc., EFI Development Funding, Inc., Equivest Capital Funding, Inc. (inactive), Resort Marketing Services, Inc., Mirror Lake Development, Inc., Mirror Lake Realty, Inc., Eastern Resorts Corporation and its subsidiaries, Eastern Resorts Company, LLC and Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts"); Bluebeard's Castle, Inc., and subsidiaries thereof, Castle Acquisition, Inc., Avenue Plaza LLC, Ocean City Coconut Malorie Resort, Inc., St. Augustine Resort Development Group, Inc., Equivest Washington, Inc., Equivest St. Thomas, Inc., Equivest Maryland, Inc., Equivest Florida, Inc., and Equivest Louisiana, Inc. (all of which were acquired or created in connection with the acquisition by the Company of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from Kosmas Group International, Inc. ("KGI") in March 1999 (the "Kosmas Acquisition"); Peppertree Resorts Ltd., and its subsidiaries, Peppertree Resort Villas, Inc., Peppertree Resorts Vacation Club, Inc. (now known as Equivest Vacation & Travel Club, Inc.), Peppertree Vacation Club, Inc. (now known as Equivest Club, Inc.), and Peppertree Resorts Management, Inc. (all of which were acquired in connection with the acquisition by the Company of fifteen timeshare vacation resorts, management contracts and consumer notes receivable from Peppertree Resorts, Ltd. ("Peppertree Resorts") in November 1999 (the "Peppertree Acquisition"); and Equivest Texas, Inc, which was created in connection with the acquisition by the Company of a resort development site on May 3, 2000 (known as Riverside Suites). All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Inventory and Cost of Timeshare Intervals Sold

         Inventory is stated at the lower of cost or market and consists of timeshare intervals held for sale and construction in progress of new timeshare units, including the cost of land for future timeshare units. These costs are charged to cost of property sold based upon the relative sales values of the intervals sold. Intervals re-acquired are placed back into inventory at the lower of their original historical cost basis or market value.

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

          Buildings and improvements                           5-40 years
          Furniture and equipment                              3-7 years


         Earnings Per Share


         Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computation follows:

                                                                     For the Quarter Ended March 31, 2001

                                                               Income               Shares           Per-Share
                                                             (Numerator)          (Denominator)        Amount
                                                             -----------          -------------      ---------
    Net Income                                               $2,931,111
    Less: Preferred Stock dividends                            (150,000)
                                                            ------------

    Basic earnings per share:
      Income available to common stockholders                 2,781,111              28,089,722         $.10
                                                                                                        ====

    Effect of dilutive securities:
      Stock options                                                 ---             156,201
                                                             -----------            -----------

    Diluted earnings per share:
      Income available to common stockholders
        plus assumed conversions                             $2,781,111              28,245,923         $.10
                                                             ===========            ===========         ====

                                                                      For the Quarter Ended March 31, 2000

                                                               Income               Shares           Per-Share
                                                             (Numerator)          (Denominator)        Amount
                                                             -----------          -------------      ---------
    Net Income                                                $2,666,274
    Less: Preferred Stock dividends                            (150,000)
                                                            ------------

    Basic earnings per share:
      Income available to common stockholders                 2,516,274              28,089,722         $.09
                                                                                                        ====

    Effect of dilutive securities:
      Warrants                                                       ---                 16,123
      Stock options                                                  ---                281,449
                                                             -----------            -----------

    Diluted earnings per share:
      Income available to common stockholders
        plus assumed conversions                             $2,516,274              28,387,294         $.09
                                                             ===========            ===========         ====

             Redeemable Preferred Stock

         At March 31, 2001, the cumulative undeclared and unpaid dividends amount to $1,650,000.

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

         Reclassifications

         Certain amounts for the three months ended March 31, 2000 have been reclassified to be consistent with the year 2001 classifications.


C.       Contingencies, Commitments and Liquidity

         CSFB Credit Facility. In November 1997, the Company entered into a credit facility with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), which provided up to $75.0 million to finance purchased receivables and to make hypothecation loans, and $30.0 million to fund acquisition and development loans (the "CSFB A&D Line"). The Company paid the CSFB consumer receivables debt in full in February 2000. As of March 31, 2001, $12.5 million was outstanding under the CSFB A&D Line, whose maturity has been extended until February 16, 2002 in accordance with the terms of an agreement with CSFB (the "CSFB Extension"). The CSFB Extension also extends until February 2002 the maturity date of certain mortgage loans made by CSFB on the Company's properties in New Orleans, Louisiana, St. Thomas, US Virgin Islands, and Ocean City, Maryland with an aggregate unpaid principal amount of approximately $27.8 million. These loans were originally made by CSFB to these companies, prior to the Kosmas Acquisition. All of the mortgage loans to the Company and the third party acquisition and development loans are repaid through release fee payments each time a vacation ownership interval ("VOI") in any such property is sold.

         DG Credit Facility. In January 2000, the Company, through its subsidiary EFI Funding Company, Inc., entered into a $150 million consumer loan credit facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahan Funding Company LLC ("DG Credit Facility"). The term of this facility is five years, and the interest rate is based on lender's commercial paper rate plus 1.35%. The facility currently acts as the main facility for funding all subsidiary consumer loans and third party loans. Under the terms of the DG Credit Facility, the Company is responsible for all loan servicing, administration and processing. The Company in cooperation with DG Bank is seeking to increase both the advance rate and the size of the total credit allowable under the DG Credit Facility. There is no guarantee that the Company will be successful in achieving these increases. If the Company does not obtain an increase in the size of the DG Credit Facility, the Company may need to develop alternative credit facilities with other lending institutions later in 2001. As of March 31, 2001, approximately $138.0 million was outstanding under the DG Credit Facility, although aggregate portfolio growth after prepayments tends to be relatively slow, particularly in the first and second quarters. The Company believes that it has an excellent relationship with DG Bank, and that the DG Credit Facility will be expanded to accommodate future portfolio growth.

However, there is no assurance that the current DG Credit Facility will be expanded, or that changes will occur when needed by the Company.

         Bank of America Loan. In November 1999, the Company entered into a $20.7 million bridge loan with Bank of America, N.A. ("B of A Bridge Loan") in connection with the Peppertree Acquisition. This B of A Bridge Loan had an outstanding balance of $15.4 million as of March 31, 2001. The Company and Bank of America have reached an agreement extending this loan for an additional two years (the "B of A Extension Agreement"), subject to certain conditions and debt covenants. These conditions include periodic monthly amortization payments similar to what the Company has been paying Bank of America since August 2000, and $3.5 million in principal pay downs ($1 million in November 2001, and $2.5 million in January 2002, out of the proceeds of sales of land and other assets the Company plans to sell). The Company currently has contracts of sale in place covering more than the necessary amount of principal pay downs, although there is no assurance that such contracts will close as expected.

         1999 Finova Loan Agreement. The Company has $50 million in revolving credit facilities with Finova Capital Corporation ("Finova"), comprised of a $20 million revolving facility to fund third party A&D and other loans (the "Finova Third Party Line"), and a $30 million revolving facility to fund construction at the Company's own resorts (the "Finova Internal Line") The outstanding balance as of March 31, 2001, was $6.8 million on the Finova Internal Line, and $3.3 million on the Finova Third Party Line. Finova has filed for bankruptcy protection and may not be able to fund commitments of this type. Furthermore, any new loan commitments under these revolving lines could be subject to approval of the U.S. Bankruptcy Court overseeing the Finova bankruptcy. The Company believes that Finova is in default of its obligations under both revolving facilities.

         Other Indebtedness. The Company has some additional facilities that were either undertaken or assumed in conjunction with its development activities. These facilities include some of the traditional timeshare industry lenders as well as smaller regional or community banks. The aggregate balances of these loans as of March 31, 2001, were approximately $37.4 million. While there is approximately $18 million of availability under these credit facilities, the Company plans on using its other facilities, which have more favorable terms, and replacing outstanding balances with lower cost financing whenever possible under the terms of such indebtedness. The Company also has approximately $8.3 million in additional debt relating to Peppertree Resort properties. The majority of these other loans mature after the year 2001, and are repaid out of release fees on sales of VOIs.

         Beginning in September 1996, the trustee reached settlements of the claims of certain lenders against the Bennett Estate (as defined more fully under "Bankruptcy of Related Entities" in the company's 10-K filed April 2,
2001) relating to claims to certain lease collateral of the Bennett Estate. These settlements required the settling banks to make new non-callable term loans to Resort Funding at concessionary interest rates of 0.5% to 4.0% (the "Settlement Loans"). Resort Funding is also obligated to pay the Bennett Estate an annual arrangement fee of 3% of the unpaid principal balance of the Settlement Loans. The Settlement Loans have a weighted average interest rate of 2.1% as of March 31, 2001. The Settlement Loans are also collateralized by note receivables of the Company as to 100% of the face value of such notes. As of March 31, 2001, Resort Funding's total outstanding balance on the Settlement Loans was approximately $17.3 million and the weighted average remaining maturity was 26 months. In addition to these Settlement Loans, Resort Funding also has an additional $9.3 million in additional debts to other community banks. Beginning in 2001, the Company will have to begin refinancing the settlement loans. Any replacement loans will carry higher interest rates, and will most likely require some level of additional collateralization.


         Liquidity. At March 31, 2001, the Company's debt to equity ratio was 3.1:1 compared to 3.8:1 at December 31, 1999. The Company is seeking to reduce its leverage further through a program of selected sale of land and other assets, as well as normal debt repayment through timeshare release fees.

Aggregate notes payable decreased by $9.6 million due to net debt paydowns during the first quarter of 2001.

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

D.       Segment Information

         Financial information with respect to the financing and resort development segments in which the Company operates follows for the periods indicated:

                                                                                   Resort
                                                             Financing            Development             Total

Three months ended March 31, 2001:

    Revenues from external customers                        $ 9,225,630         $ 20,012,746         $ 29,238,376

    Intersegment revenues                                     1,053,339                   --            1,053,339

    Segment Profit                                            2,726,307            3,127,942            5,854,249

   Reconciliation of total segment profit
   to consolidated income before income
   taxes:

   Total segment profit                                                                                 5,854,249

    Unallocated corporate expenses                                                                      (698,138)

   Consolidated income before provision for
   income taxes                                                                                         5,156,111


Three months ended March 31, 2000:


    Revenues from external customers                       $  9,686,577         $ 27,513,099         $ 37,199,676

    Intersegment revenues                                       280,461                   --              280,461

    Segment Profit                                            2,326,168            3,016,112            5,342,280

   Reconciliation of total segment profit
   to consolidated income before income
   taxes:

   Total segment profit                                                                                 5,342,280

    Unallocated corporate expenses                                                                      (726,006)

   Consolidated income before provision for
   income taxes                                                                                         4,616,274

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

                        THREE MONTHS ENDED MARCH 31, 2001

                   March 31, 2001 Compared to March 31, 2000


         During the first three months of 2001, the Company's results included revenue and expense from the Company's subsidiary in Texas, Riverside Suites, which was acquired in the second quarter of 2000. Other than the addition of the Riverside Suites project, whose results were not material, results of the first quarter for both 2001 and 2000 include the same locations.

Net Income

         Income before provision for income taxes increased 12% to $5.2 million for the three months ended March 31, 2001, as compared to $4.6 million for the same period in 2000. Net income increased 10% to $2.9 million for the first quarter of 2001 from $2.7 million for the same period in 2000. Diluted earnings per share increased 11% to $0.10 for the first quarter of 2001 from $0.09 for same time period in 2000. The increase in net income is primarily attributable to increased profit margins in the timeshare operations at the former Eastern Resorts and cost reduction measures implemented at Peppertree Resorts, including the elimination of marginal sales locations and unprofitable sales and marketing efforts, as well as significant personnel cost reductions at Peppertree Resorts and other acquired locations. These increases were partially offset by a reduction in VOI sales and profit margins in the St. Thomas locations.

         The Company's pretax income as a percent of revenues increased to 17.6% for the first quarter of 2001 from 12.4% for the first quarter of 2000. During the same period, total expenses decreased 26% from $32.6 million for the first quarter of 2000 to $24.1 million for the same time period in 2001. The decline in expenses is primarily due to the decrease in variable costs (cost of timeshares sold and sales and marketing costs) associated with the reduction in VOI sales. In addition, the restructuring at the Peppertree Resorts, the reduction in general and administrative overhead, the reduction in resort management expense and the increase in net interest margin also contributed to the reduction in overall expenses and the increase in pretax income.

         Total revenue decreased 21% to $29.2 million for the three months ended March 31, 2001 as compared to $37.2 million for the same time period in 2000. The decline in revenue is due almost entirely to reduced VOI sales revenue, which fell $7.8 million in the first quarter of 2001 compared to the comparable period in 2000. This reduction in sales revenue in the Company's Peppertree subsidiary is due to the closure of five former sales centers and two telemarketing centers during 2000. The aggregate reduction in sales revenues also reflected reduced tour volumes at non-Peppertree Resorts' sales centers, partly the result of the Company eliminating higher cost tour sources, and partly the result of slower overall economic activity. Of the total reduction in VOI sales, $5.4 million came from former Peppertree locations and $2.4 million came from non-Peppertree Resorts sales locations. Most of the decline in non-Peppertree Resorts VOI sales revenue came from reduced sales volumes in St. Thomas.

Interest Income

         Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income decreased 3% to $9.1 million for the first quarter of 2001 from $9.4 million for the first quarter of 2000. The slight decrease in interest income is primarily due to lower average outstanding balances on third party purchased receivables and acquisition and development loans.

         Interest income related to the consumer loan portfolio increased to 94% of total interest income for the first quarter of 2001, compared to 91% of interest income for the same period in 2000. The increase is primarily due to higher average outstanding balances of the owned consumer portfolio.

         Interest on A&D Loans decreased 45% to $0.4 million for the three months-ended March 31, 2001 from $0.8 million for the same period in 2000, mainly due to lower average outstanding balances. Third party A&D Loan originations declined 61% from $3.7 million for the first quarter of 2000 to $1.5 million for the first quarter of 2001. The decline in A&D loan originations is attributable to the continued shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying on captive originations from the sale of VOIs in the Company's own resorts. All of the Company's portfolio growth in the aggregate now comes from internally-generated receivables.

VOI Sales

         VOI revenues decreased 35% to $14.6 million for the first quarter of 2001, from $22.4 million for the same period in 2000. Vacation ownership revenue decreased to 49.8% of total revenue for the first quarter of 2001 as compared to 60.2% for the same period in 2000 due to the decline in VOI sales revenues. Approximately $5.4 million of the aggregate reduction in sales revenue came from former Peppertree Resorts and $2.4 million came from non-Peppertree Resorts sales locations. Most of the $2.4 million decrease in non-Peppertree Resorts VOI sales revenue was a result of reduced sales volumes in St. Thomas. The $5.4 million reduction in sales revenue in the Company's Peppertree subsidiary is due to the closure of five former sales centers and two telemarketing centers during 2000. The aggregate reduction in sales revenues also reflected reduced tour volumes at non-Peppertree Resorts sales centers, partly the result of the Company eliminating higher cost tour sources, and partly the result of slower overall economic activity.

         For the quarter ending March 31, 2001, the Company sold 839 fixed-week VOIs and 254 points packages, at a combined average sales price of approximately $12,849. VOI sales revenues for first quarter of 2001, reflected a 48% decrease in the number of VOIs sold, and a 22% increase in the average sales price of a VOI compared to the same period in 2000. The Company now owns or manages 29 timeshare resort locations with a completed inventory of approximately 26,734 VOIs. The Company operates twelve sales centers, five of which sell points in the Company's "Vacation Club", as described herein.

         The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:


                                              For the Quarter-ended
                                       March 31,                   March 31,
                                         2001                        2000
                                         ----                        ----

Timeshare intervals and
points packages sold                    1,093                        2,110
Average Sales Price                   $12,849                      $10,550
Number of VOIs in inventory
at period end                          26,734                       25,577

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

Resort Operations

         Resort operations revenue remained constant at $5.0 million for the first quarter of 2001 and 2000. However, resort management expenses decreased $0.5 million to $2.5 million in the first quarter of 2001 compared with $3.0 million in the prior year. Resort management expense as a percentage of resort operation revenue dropped to 49.7% for the first quarter of 2001 as compared with 60.6% for same period in 2000. The decline in resort management expense generally reflects cost reduction measures.

Other Income

         Other income increased 37% to $0.6 million for the first quarter of 2001 as compared to $0.4 million for the same period in 2000. The increase in other income is primarily due to increased processing fee income.

Provision For Doubtful Receivables

         The provision for doubtful receivables remained constant at $1.8 million for the first quarter of 2001 and 2000. The increase in the provision for doubtful accounts as a percentage of timeshare sales reflects an increase in the Company's rate of provisioning for doubtful receivables from 8.0% of VOI sales during the first three months of 2000 to 12.3% of VOI sales for the same period in 2001. Increases in the rate of provisioning for doubtful receivables are driven by the Company's Target Reserve Methodology ("TRM"), which requires additional provisions to reflect both portfolio growth and increases in receivable aging. The increased percentage rate of reserving for doubtful receivables was necessary to maintain an adequate level of reserves during a time period in which sales declined by 35% during the first quarter of 2001 as compared to the first quarter in 2000. The Company assumes all default risk for receivables relating to purchases of VOIs in the Company's own resorts. However, the Company has a right to "chargeback" defaulted consumer receivables relating to consumer purchases in third party resorts to the third party developers. Thus, as the proportion of the Company's total consumer loan portfolio that relates to the Company's own resorts grows, the total level of provisioning for doubtful receivables relating to the Company's own sales becomes more significant.

         As part of its TRM, the Company has established a Minimum Target Reserve ("MTR") for its owned consumer loans based on the principal aging of the consumer loans. The following list sets forth the target reserve level based on the aging of any given owned consumer note receivable:

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

         At March 31, 2001, the Company had total reserves (including over collateralization on the Hypothecation Loans) for its loan portfolio equal to $34.5 million or 13.0% of total loans. Included in this amount were total reserves and over collateralization of $23.1 million on third party consumer receivables or approximately 20.6% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented a reserve coverage ratio of 15.5 times the $1.5 million of such receivables that were 60 or more days past due at March 31, 2001.

         At March 31, 2001 the Company also maintained an aggregate allowance for doubtful receivables of $11.3 million, or 7.7% of the outstanding consumer receivable portfolio from owned resorts. This represented a reserve coverage ratio of 1.8 times the approximate $6.4 million in consumer receivables from owned resorts that were 60 days or more past due as of that date. The $11.3 aggregate allowance for doubtful receivables represented an increase of 13% compared with $10.0 million at March 31, 2000.

         The following table sets forth the performance of the consumer receivable portfolio at March 31, 2001:

                                       Consumer Receivable Loan
                                              Portfolio
                                           (In Thousands)

                                          Current      30-59 days      60-89 days        90+ days           Total

Subsidiary Consumer Loans                $136,264          $4,056          $2,172          $4,283        $146,775
                                            92.8%            2.8%            1.5%            2.9%          100.0%

Third Party Loans  (1)                   $108,452          $2,565            $824            $670        $112,511
                                            96.4%            2.3%            0.7%            0.6%          100.0%

Total                                    $244,716          $6,621          $2,996          $4,953        $259,286
                                            94.4%            2.5%            1.2%            1.9%          100.0%

(1)  Includes the consumer receivables that collateralize the Hypothecation
     Loans.

         At March 31, 2001, 94.4% of the aggregate consumer receivable portfolio was current, and there were 890 notes with a principal balance of $4.9 million that were over 90 days past due. Of this amount, $4.2 million relates to the consumer receivables in the Company's resorts. During 2001, the company wrote off 375 consumer notes with an outstanding principal balance of $2.9 million, leading to a charge after inventory recovery of $2.2 million. This total level of charges to the allowance for doubtful receivables represents an increase of 18% over the first quarter of 2000. Total reserves and overcollateralization of approximately $34.5 million at March 31, 2001, compared with $7.9 million in total consumer receivables that were 60 days or more past due represented an overall reserve coverage ratio of 4.3 times the volume of 60 day past due notes.

         The following table sets forth the current and historic composition of reserves and over collateralization, reserves as a proportion of total loans, and the levels of past due loans and chargebacks:

                                                                Loan Reserves Coverage
                                                                (Dollars in thousands)

                                                          As of December 31,                             March 31,
                                             --------------------------------------------------
                                               1997          1998           1999           2000           2001
                                               ----          ----           ----           ----           ----

A&D Loans past due                           $9,485        $3,435         $3,821           $376           $369
Consumer Financing past due                   1,458         1,790          2,708          4,600          4,953
                                              -----         -----         ------         ------         ------
Total past due loans                        $10,943        $5,225         $6,529         $4,976         $5,322

Total loans                                $136,530      $160,952       $260,090        275,082        264,685

Total past due loans as % of                   8.0%          3.2%           2.5%           1.8%           2.0%
    Total loans

General reserves                             $2,442        $3,835        $10,073        $11,763        $11,346
Specific reserves                            17,320        18,392         18,507         17,406         16,956
Overcollateralization                         1,006         3,588          4,308          5,981          6,168
                                              -----        ------         ------        -------        -------
Total reserves and
   Overcollateralization (1)                $20,768       $25,815        $32,888        $35,150        $34,470
Total reserves and
   overcollateralization as % of
   total loans                                15.2%         16.0%          12.6%          12.8%          13.0%

Chargebacks                                   6,376         5,875          5,542          5,796          1,589

Chargebacks as % of
   Consumer Financing (2)                      6.6%          5.5%           5.1%           5.4%           1.5%

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

         The following two tables show current and historic levels of 90 day past due loans and changes in the Company's allowance for doubtful accounts:

                                                           90 Day Past Due Loans
                                                          (Dollars in thousands)
                                                           As of December 31, 2000
                                        ---------------------------------------------------------   March 31,
                                             1997          1998          1999          2000          2001
                                             ----          ----          ----          ----          ----
  Total loan portfolio balance              $136,530     $160,952       $260,090     $275,082      $264,685
  Principal amount of past due loans:
  A&D Loans                                   $9,485       $3,435         $3,821         $376          $369
  Purchased Receivables                        1,458        1,253          1,364          800           670
  Hypothecation Loans                             --           --             --           --            --
  Consumer Loans                                  --          537          1,344        3,800         4,283
  Other Loans                                     --           --             --           --            --
                                               -----       ------         ------       ------        ------
  Total principal amount of past due
     loans                                   $10,943       $5,225         $6,529       $4,976        $5,322
  Past due loans as a percentage of
     total principal amount of loans
     outstanding                                 8.0%        3.2%           2.5%         1.8%          2.0%


                                                                 Consolidated
                                                 Changes in Allowance for Doubtful Accounts
                                                             (Dollars in thousands)
                                                         Year-ended December 31, 2000
                                             ----------------------------------------------       March 31,
                                               1997          1998          1999        2000          2001
                                               ----          ----          ----        ----          ----
Allowance for doubtful accounts,
   beginning of year                        $1,979        $2,442        $3,835      $10,073       $11,763
Allowance related to acquisitions
                                                --           793         6,639          501            --
Provision for loan losses                      925           791         2,192        9,078         1,789
Charges to allowance for doubtful
   accounts                                  (601)         (424)       (2,593)      (7,889)       (2,206)
Charges applied against specific
   developer   holdbacks (1)
                                               139           233            --           --            --
                                            ------        ------       -------      -------       -------
Allowance for doubtful accounts, end
   of year                                  $2,442        $3,835       $10,073      $11,763       $11,346

----------------
 (1) In accordance with the terms of certain agreements with developers, the Company charges certain bad debts directly against developer holdbacks, rather than against the general allowance for doubtful accounts.

Interest Expense

         Interest expense, net of capitalized amounts, decreased 8% to $5.6 million for the first three months of 2001 as compared to $6.0 million for the same period in 2000. The decrease in interest expense is a result of several loan facilities that were repaid during the first quarter of 2001, as well as significant reduction in interest rates. The average outstanding balance decreased approximately $13 million, while the weighted average interest rate on outstanding debt decreased from 8.5% for the first quarter of 2000 to 7.8% for the first quarter of 2001.

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

Cost Of Timeshare Intervals Sold

         The cost of timeshare intervals sold for the first quarter of 2001 decreased to $3.3 million or 22.3% of VOI revenue, compared to $5.4 million for the first quarter of 2000, or 24.2% of VOI revenue. The decline in dollar volume is a result of the reduced volume of VOIs sold during the first quarter of 2001. The decline in the cost as a percentage of VOI revenue is due to an increase in the average sales price.

Depreciation And Amortization

         Depreciation and amortization decreased 7% to $1.1 million for the first quarter of 2001 from $1.2 million for the same period in 2000. The decrease is primarily due to $0.2 million reduction associated with debt issue.

         Goodwill amortization increased 18% to $0.4 million for the first quarter of 2001 from $0.3 million for the same period in 2000. Goodwill associated with the Peppertree Acquisition is approximately $18.0 million and is being amortized over 20 years, while goodwill associated with the acquisition of Eastern Resorts is approximately $25.7 million and is being amortized over 40 years.

         Depreciation of the properties increased 17% to $0.3 million for the first quarter of 2001 from $0.2 million for the same period in 2000. The increase in depreciation is a result of a larger base of depreciable assets.

Sales And Marketing

         Sales and marketing expense decreased 38% to $6.5 million for the first quarter of 2001 from $10.4 million for the same period in 2000. The decrease in total sales and marketing dollar expense is due to the decline in VOIs sold during the quarter and to the reduction of sales and marketing expenses at Peppertree.

         Sales and marketing costs in the first quarter fell to 44.4% of VOI sales revenues, down from 46.5% in the first quarter of 2000, and 47.2% for the full year 2000. Sales and marketing costs as a percentage of VOI sales revenue in the former Peppertree resorts fell to 40.7% in the first quarter of 2001, compared with 50.9% in the first quarter of 2000 and 51.2% for the full year 2000.

Resort Management

         Resort management expense for the first quarter of 2001 totaled $2.5 million or 49.7% of resort operation revenue as compared $3.0 million or 60.6% of resort operation revenue for the comparable period in 2000. The decline in resort management expenses as a percentage of resort operation revenue is primarily due to personnel cost reductions.

General And Administrative

         General and administrative expense decreased 28% to $3.4 million for the first quarter of 2001 from $4.7 million for the same period in 2000. General and administrative expense as a percentage of total revenue decreased to 11.7% of total revenue for first quarter of 2001, compared with 12.7% of total revenue for the first quarter of 2001. The decrease in general and administrative expense as a percentage of total revenue principally reflects decreases in personnel costs at Peppertree and other acquired locations.

Provision For Income Taxes

         The provision for income taxes for the first quarter of 2001 increased 14% to $2.2 million from $1.9 million for the same period in 2000. The increase is attributable to the increase in pretax income during 2001 as compared to the same period in 2000. The provision for income taxes represents approximately 43% and 42% of pretax income for 2001 and 2000, respectively.

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



PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

         The Company is currently subject to litigation and claims arising from employment, tort, contract, alleged negligence and construction matters, among others, all arising in the ordinary course of its business.
Management does not expect any of these lawsuits or claims, even if adversely decided, to have a material adverse effect on the Company or its business. The Company is, however, required to disclose any material proceeding to which any director or officer has a material interest adverse to the Company, and any material bankruptcy, receivership or similar proceeding with respect to the Company. The Company is also required to disclose any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interests and costs, exceeds ten percent (10%) of the current assets of the Company on a consolidated basis. Except as set forth herein, there have not been any new developments with respect to material proceedings to which any director or officer has a material adverse interest in to the Company or any material bankruptcy, receivership, or similar proceedings with respect to the Company, except as previously disclosed inclusive of the Company's most recent 10-K filing for year ending December 31, 2000.

         For additional information regarding these legal proceedings and other litigation involving the Company, its subsidiaries and affiliates, reference is made to the Company's Form 10-KSB for the year-ending December 31, 1999, the Company's Form 10-Q filed May 15, 2000, for the quarterly period ending March 31, 2000, the Company's 10-Q filed August 15, 2000, for the quarterly period ending June 30, 2000, the Company's 10-Q filed November 14, 2000, for the quarterly period ending September 30, 2000, and the Company's 10-K filed April 2, 2001, for the year ending December 31, 2000, which are incorporated herein by reference.

         The Company has filed a complaint in the Supreme Court of New York, in and for the County of Onondaga, against C. Wayne Kinser ("Kinser"), a director and former principal owner of Peppertree, and Pioneer Hotel Corporation, the sole general partner of Great Smokies Hotel Associates, L.P. The complaint is a result of the breach, by Kinser and the additional defendants, of the November 1999 Agreement and Plan of Reorganization pursuant to which the Company purchased various Peppertree entities. The complaint sets forth multiple causes of action, including a default under a promissory note held by a wholly owned subsidiary of the Company, and guaranteed by Kinser. The complaint further alleges that Kinser defaulted upon his obligation to make payment of taxes due and owing by various Peppertree entities and incurred prior to their acquisition by the Company, and that Kinser breached his fiduciary duty to the Company, as a result of his improper inducement of the Company to make a tax payment at a time when he served as a Director of the Company. The Company's action seeks recovery of more than $3 million from Mr. Kinser. This complaint has been amended to add an additional count, asserting that defendant Kinser has further breached his fiduciary duty to the Company by refusing to honor in good faith long standing business relationships, thereby tortuously interfering with the business of the Company and its subsidiaries.

Item 2. Changes in Securities.


         None.


Item 3. Defaults Upon Senior Securities.


         None.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. (a) Exhibits.

         The following exhibits are filed herewith:

     10.1 Third Amendment to Credit Agreement dated as of March 30, 2001, to that certain Credit Agreement dated as of November 17, 1999 (as amended by the First Amendment to Credit Agreement, dated as of June 30, 2000, and the Second Amendment and Waiver to Credit Agreement dated as of November 17, 2000, as extended by the Letter Agreement, dated February 17, 2001, and the Letter Agreement, dated March 17, 2001, the "Credit Agreement"), among Equivest Finance, Inc. (the "Borrower"), Peppertree Acquisition Corp. ("Newco"), Peppertree Acquisition Corp. II ("Newco II") and Bank of America, N.A. (the "Lender").

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

Dated:  May 15, 2001