Form 10-Q
period 2001-06-30
EQUIVEST FINANCE INC
filed 2001-08-14
CIK 820917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2001
                                                 -------------


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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ _

As of June 30, 2001, 28,106,822 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                                                           INDEX

PART I    FINANCIAL INFORMATION
------

Item 1.   Financial Statements

          Consolidated Condensed Financial Information:
               Consolidated Condensed Balance Sheets - June 30, 2001           3
                  (unaudited) and December 31, 2000
               Unaudited Consolidated Condensed Statements of Income  -        4
                  Three Months Ended June 30, 2001 and 2000
               Unaudited Consolidated Condensed Statements of Income  -        5
                  Six Months Ended June 30, 2001 and 2000
               Unaudited Consolidated Statement of Equity Accounts             6
               Unaudited Consolidated Condensed Statements of Cash Flow -      7
                  Six Months Ended June 30, 2001 and 2000
          Notes to Consolidated Condensed Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          33


PART II   OTHER INFORMATION
-------

Item 1.   Legal Proceedings                                                   33

Item 2.   Changes in Securities and Use of Proceeds                           34

Item 3.   Defaults Upon Senior Securities                                     34

Item 4.   Submission of Matters to a Vote of Security Holders                 34

Item 5.   Other Information                                                   34

Item 6.   Exhibits and Reports on Form 8-K                                    34


SIGNATURES
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                         June 30,             December 31,
                                                                                           2001                   2000
                                                                                   ---------------------  ---------------------
                                                                                         Unaudited

ASSETS

Cash and cash equivalents                                                          $      2,281,405   $       4,805,366
Receivables, net                                                                        244,726,859         258,950,064
Inventory                                                                                94,555,116          95,577,521
Property and equipment, net                                                              20,907,118          21,580,157
Goodwill, net                                                                            43,248,311          44,109,482
Other assets                                                                             17,637,137          11,951,491
                                                                                   -----------------  ------------------

TOTAL ASSETS                                                                       $    423,355,946   $     436,974,081
                                                                                   =================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                                   $      6,987,742    $      9,624,115
Accrued expenses and other liabilities                                                   25,809,247          23,194,002
Income taxes                                                                             30,923,657          29,974,986
Notes payable                                                                           267,936,562         288,374,503
                                                                                   -----------------  ------------------
TOTAL LIABILITIES                                                                       331,657,208         351,167,606

CONTINGENCIES, COMMITMENTS
  AND LIQUIDITY

STOCKHOLDERS' EQUITY
Cumulative Redeemable Preferred Stock--Series 2 Class A, $3 par value; 15,000 shares authorized, 11,650 and 10,000 shares issued and outstanding at June
   30, 2001 and December 31, 2000, respectively; $1,000 per share
   liquidation value                                                                         34,950              30,000
Common Stock, $.01 par value; 50,000,000 shares authorized; 28,106,822 and
   28,089,722 shares issued and outstanding at June 30, 2001 and December 31,
   2000, respectively                                                                       281,068             280,897
Additional paid in capital                                                               63,933,795          62,246,553
Retained earnings                                                                        27,448,925          23,249,025
                                                                                   -----------------  ------------------
TOTAL STOCKHOLDERS' EQUITY                                                               91,698,738          85,806,475
                                                                                   -----------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    423,355,946    $    436,974,081
                                                                                   =================  ==================



                                      3

     See Accompanying Notes To Consolidated Condensed Financial Statements.




                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                                     THREE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                      2001                 2000
                                                      ----                 ----
REVENUE

    Timeshare interval sales                       $15,791,357       $23,758,778
    Interest                                         9,307,188         9,506,252
    Resort operations                                5,086,778         5,231,587
    Other income                                       231,032           600,819
                                                   -----------       -----------

                                                    30,416,355        39,097,436
                                                   -----------       -----------

COSTS AND EXPENSES

    Interest                                         4,987,990         6,434,711
    Cost of timeshare intervals sold                 3,691,155         5,586,104
    Sales and marketing                              7,640,506        13,493,850
    Resort management                                2,951,015         3,232,977
    Depreciation and amortization                    1,158,420         1,237,834
    Provision for doubtful receivables               1,467,158         1,906,425
    Loss on sale of assets                             454,640               -0-
    General and administrative                       3,146,682         2,962,207
                                                   -----------       -----------

                                                    25,497,566        34,854,108
                                                   -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES             4,918,789         4,243,328

PROVISION FOR INCOME TAXES                           2,000,000         1,775,000
                                                   -----------       -----------

NET INCOME                                         $ 2,918,789       $ 2,468,328
                                                   ===========       ===========


Basic earnings per common share                    $      0.10       $      0.08
                                                   ===========       ===========

Diluted earnings per common share                  $      0.10       $      0.08
                                                   ===========       ===========

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)





                                                      6 MONTHS ENDED JUNE 30,
                                                      -----------------------
                                                       2001               2000
                                                       ----               ----
REVENUE

    Timeshare interval sales                       $30,697,729       $46,314,219
    Interest                                        18,386,886        18,785,788
    Resort operations                               10,118,669        10,037,520
    Other income                                       456,314         1,166,667
                                                   -----------       -----------
                                                    59,659,598        76,304,194
                                                   -----------       -----------

COSTS AND EXPENSES

    Interest                                        10,570,311        12,594,990
    Cost of timeshare intervals sold                 6,941,190        10,953,127
    Sales and marketing                             14,687,137        25,919,869
    Resort management                                5,743,643         6,192,611
    Depreciation and amortization                    2,291,652         2,366,539
    Provision for doubtful receivables               3,256,168         3,689,182
    Loss on sale of assets                             454,640               -0-
    General and administrative                       5,639,957         5,728,274
                                                   -----------       -----------
                                                    49,584,698        67,444,592
                                                   -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES            10,074,900         8,859,602

PROVISION FOR INCOME TAXES                           4,225,000         3,725,000
                                                   -----------       -----------
NET INCOME                                         $ 5,849,900       $ 5,134,602
                                                   ===========       ===========

Basic earnings per common share                    $      0.20       $      0.17
                                                   ===========       ===========

Diluted earnings per common share                  $      0.20       $      0.17
                                                   ===========       ===========

  See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001



                                                                   Redeemable
                                                     Preferred      Common      Common
                                                   Stock-Series     Stock--     Stock--          Additional           Retained
                                    Total            2 Class A      Shares      Amount        Paid in Capital         Earnings
                                ---------------    -------------- ----------  -------------    ----------------    -----------------
Balances at December 31, 2000     $ 85,806,475     $   30,000     28,089,722  $  280,897       $ 62,246,553       $ 23,249,025

Dividends on Series 2 Class A
Preferred Stock paid with 1,650
shares of Series 2 Class A
Preferred Stock                           --            4,950           --          --            1,645,050         (1,650,000)

Exercise of stock options               42,363           --           17,100         171             42,192               --

Net Income                           5,849,900           --             --          --                 --            5,849,900
                                  ------------     ----------     ----------  ----------       ------------       ------------

Balances at June 30, 2001         $ 91,698,738     $   34,950     28,106,822  $  281,068       $ 63,933,795       $ 27,448,925
                                  ============     ==========     ==========  ==========       ============       ============

     See Accompanying Notes To Consolidated Condensed Financial Statements.


                                                 EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                               ------------------------
                                                                                                2001                  2000
                                                                                           -------------         ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                              $   5,849,900        $   5,134,602
   Adjustments to reconcile net income to net cash used in operating activities:
      Amortization and depreciation                                                            2,291,652            2,366,539
      Provision for doubtful receivables                                                       3,256,168            3,689,182
      Changes in assets and liabilities
        Other assets                                                                          (6,393,143)         (12,276,469)
        Inventory                                                                              1,022,405              (62,864)
        Accounts payable and accrued expenses                                                     21,235            4,105,187
        Income taxes payable                                                                     948,671              425,505
                                                                                           -------------        -------------
                                           NET CASH PROVIDED BY OPERATING ACTIVITIES           6,996,888            3,381,682

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   (Increase)/Decrease in receivables, net                                                    10,973,681          (14,801,394)
   Purchase of equipment                                                                         (56,589)                 -0-
                                                                                           -------------        -------------
                                           NET CASH PROVIDED BY INVESTING ACTIVITIES          10,917,092          (14,801,394)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
   Proceeds from notes payable                                                                36,552,821          132,930,034
   Payments on notes payable                                                                 (56,990,762)        (123,983,674)
                                                                                           -------------        -------------
                                  NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES         (20,437,941)           8,946,360
                                                                                           -------------        -------------
                                                                  (DECREASE) IN CASH          (2,523,961)          (2,473,352)
                                                                                           --------------       -------------



Cash and Cash Equivalents at beginning of period                                               4,805,366            8,010,888
                                                                                           -------------        -------------
                                         CASH AND CASH EQUIVALENTS AT END OF  PERIOD       $   2,281,405        $   5,537,536
                                                                                           =============        =============

Supplemental Cash Flow Information:
      Interest paid                                                                        $  10,737,671        $  12,191,264
                                                                                           =============        =============

      Income taxes paid                                                                    $   3,461,925        $   2,531,951
                                                                                           =============        =============

      Noncash transactions
         Dividends on Series 2 Class A Preferred Stock paid with shares of
         Series 2 Class A Preferred Stock                                                  $   1,650,000        $           0
                                                                                           =============        =============

         Reclassification of investment in joint venture to inventory as a result
         of foreclosure                                                                    $           0        $   4,415,780
                                                                                           =============        =============

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                             EQUIVEST FINANCE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation

     The accompanying consolidated condensed interim financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2000.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Equivest Capital, Inc. (formerly, Resort Funding, Inc.) and its subsidiary, BFICP Corporation (collectively, "Equivest Capital"), EFI Funding Company, Inc., EFI Development Funding, Inc., Equivest Capital Funding, Inc. (inactive), Resort Marketing Services, Inc., Mirror Lake Development, Inc., Mirror Lake Realty, Inc., Eastern Resorts Corporation and its subsidiaries, Eastern Resorts Company, LLC and Long Wharf Marina Restaurant, Inc. (collectively, "Eastern Resorts"); Bluebeard's Castle, Inc., and subsidiaries thereof, Castle Acquisition, Inc., Avenue Plaza LLC, Ocean City Coconut Malorie Resort, Inc., St. Augustine Resort Development Group, Inc., Equivest Washington, Inc., Equivest St. Thomas, Inc., Equivest Maryland, Inc., Equivest Florida, Inc., and Equivest Louisiana, Inc. (all of which were acquired or created in connection with the acquisition by the Company of six timeshare vacation resorts, one resort development site, management contracts and consumer notes receivable from Kosmas Group International, Inc. ("KGI") in March 1999 (the "Kosmas Acquisition"); Peppertree Resorts Ltd., and its subsidiaries, Peppertree Resort Villas, Inc., Peppertree Resorts Vacation Club, Inc. (now known as Equivest Vacation & Travel Club, Inc.), Peppertree Vacation Club, Inc. (now known as Equivest Club, Inc.), and Peppertree Resorts Management, Inc. (all of which were acquired in connection with the acquisition by the Company of fifteen timeshare vacation resorts, management contracts and consumer notes receivable from Peppertree Resorts, Ltd. ("Peppertree Resorts") in November 1999 (the "Peppertree Acquisition")); and Equivest Texas, Inc, which was created in connection with the acquisition by the Company of a resort development site on May 3, 2000 (known as Riverside Suites). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     INVENTORY AND COST OF TIMESHARE INTERVALS SOLD

     Inventory is stated at the lower of cost or market and consists of timeshare intervals held for sale and construction in progress of new timeshare units, including the cost of land for future timeshare units. These costs are charged to cost of timeshare intervals sold based upon the relative sales values of the intervals sold. Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value.

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

              Buildings and improvements                   5-40 years
              Furniture and equipment                      3-7 years

     EARNINGS PER SHARE

     Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computation follows:


                                                                       FOR THE QUARTER ENDED JUNE 30, 2001
                                                                       -----------------------------------


                                                        Income                     Shares              Per-Share
                                                       (NUMERATOR)              (DENOMINATOR)           AMOUNT
                                                        -----------              -------------         ---------
Net Income                                              $ 2,918,789
Less: Preferred Stock dividends                            (158,250)
                                                        -----------

Basic earnings per share:
  Income available to common stockholders                 2,760,539                 28,090,849           $   0.10
                                                                                                         ========

Effect of dilutive securities:
  Warrants                                                     --                       75,165
  Stock options                                                --                      302,168
                                                         ----------               ------------

Diluted earnings per share:
  Income available to common stockholders
    plus assumed conversions                            $ 2,760,539                 28,468,182           $   0.10
                                                        ===========                ===========           ========

                                                                       FOR THE QUARTER ENDED JUNE 30, 2000
                                                                       -----------------------------------


                                                             Income                   Shares              Per-Share
                                                           (NUMERATOR)              (DENOMINATOR)           AMOUNT
                                                           -----------              -------------         ---------
     Net Income                                             $2,468,328
     Less: Preferred Stock dividends                         (150,000)
                                                          ------------

     Basic earnings per share:
       Income available to common stockholders              2,318,328                  28,089,722           $0.08
                                                                                                            =====

     Effect of dilutive securities:
       Stock options                                               ---                    256,098
                                                        --------------                -----------

     Diluted earnings per share:
       Income available to common stockholders
         plus assumed conversions                          $2,318,328                  28,345,820           $0.08
                                                           ===========                ===========           =====




                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                                    ---------------------------------------
                                                             Income                   Shares              Per-Share
                                                           (NUMERATOR)              (DENOMINATOR)           AMOUNT
                                                           -----------              -------------         ---------

 Net Income                                                  $5,849,900
     Less: Preferred Stock dividends                          (304,125)
                                                          ------------

     Basic earnings per share:
       Income available to common stockholders               5,545,775                 28,090,289           $0.20
                                                                                                            =====

     Effect of dilutive securities:
       Warrants                                                    ---                     16,856
       Stock options                                               ---                    227,803
                                                       ---------------                -----------

     Diluted earnings per share:
       Income available to common stockholders
         plus assumed conversions                          $5,545,775                  28,334,948           $0.20
                                                           ===========                ===========           =====


                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                                 --------------------------------------


                                                             Income                   Shares              Per-Share
                                                           (NUMERATOR)              (DENOMINATOR)           AMOUNT
                                                           -----------              -------------         ---------

     Net Income                                             $5,134,602
     Less: Preferred Stock dividends                         (300,000)
                                                          ------------

     Basic earnings per share:
       Income available to common stockholders               4,834,602                 28,089,722           $0.17
                                                                                                            =====

     Effect of dilutive securities:
       Stock options                                               ---                    269,616
                                                       ---------------                -----------

     Diluted earnings per share:
       Income available to common stockholders
         plus assumed conversions                           $4,834,602                 28,359,338           $0.17
                                                            ==========                 ==========           =====

     REDEEMABLE PREFERRED STOCK

     In June 2001, the Board of Directors declared $1,650,000 in Series 2 Class A Preferred Stock dividends. The dividends, which represented the cumulative unpaid dividends through March 31, 2001, were paid through the issuance of 1,650 shares of Series 2 Class A Preferred Stock. At June 30, 2001, the cumulative undeclared and unpaid dividends amount to $158,250.

     SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, became effective January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company currently has no derivative instruments.

     SFAS NO. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June of 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 is effective for the Company beginning January 2002 except for goodwill acquired after June 30, 2001, which would not be subject to amortization.

     The statement will have a significant impact on the Company's future reported income. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized but shall be tested for impairment loss at least annually. The impairment tests are to be at a reporting unit level (versus Company wide) using the unit's fair value. Any goodwill impairment loss shall be recorded in the income statement. Financial statements of prior periods will not be restated; however, adjusted amounts, including per share amounts, will be presented.

     The Company has started its study of SFAS 142; however, implementation of the accounting change will require careful detailed analyses which has to be determined and completed.

     RECLASSIFICATIONS

     Certain amounts for the three months and six months ended June 30, 2000 have been reclassified to be consistent with the year 2001 classifications.

C. Contingencies, Commitments and Liquidity

     CSFB CREDIT FACILITY. In November 1997, the Company entered into a credit facility with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), which provided up to $75.0 million to finance purchased receivables and to make hypothecation loans, and $30.0 million to fund acquisition and development loans (the "CSFB A&D Line"). The Company paid the CSFB consumer receivables debt in full in February 2000. As of June 30, 2001, $11.2 million was outstanding under the CSFB A&D Line, whose maturity has been extended until February 16, 2002 in accordance with the terms of an agreement with CSFB (the "CSFB Extension"). The CSFB Extension also extends until February 2002 the maturity date of certain mortgage loans made by CSFB on the Company's properties in New Orleans, Louisiana, St. Thomas, US Virgin Islands, and Ocean City, Maryland with an aggregate unpaid principal amount of approximately $25.3 million. These loans were originally made by CSFB to these companies, prior to the Kosmas Acquisition. All of the mortgage loans to the Company and the third party acquisition and development loans are repaid through release fee payments each time a vacation ownership interval ("VOI") in any such property is sold.

     DG CREDIT FACILITY. In January 2000, the Company, through its subsidiary EFI Funding Company, Inc., entered into a $150 million consumer loan credit facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahan Funding Company LLC ("DG Credit Facility"). The term of this facility is five years, and the interest rate is based on lender's commercial paper rate plus 1.35%. The facility currently acts as the main facility for funding all subsidiary consumer loans and third party loans. Under the terms of the DG Credit Facility, the Company is responsible for all loan servicing, administration and processing. The Company in cooperation with DG Bank is seeking to increase both the advance rate and the size of the total credit allowable under the DG Credit Facility. There is no guarantee that the Company will be successful in achieving these increases. If the Company does not obtain an increase in the size of the DG Credit Facility, the Company may need to develop alternative credit facilities with other lending institutions later in 2001. As of June 30, 2001, approximately $138.7 million was outstanding under the DG Credit Facility, although aggregate portfolio growth after prepayments tends to be relatively slow, particularly in the first and second quarters. The Company believes that it has an excellent relationship with DG Bank, and that the DG Credit Facility will be expanded to accommodate future portfolio growth. However, there is no assurance that the current DG Credit Facility will be expanded, or that changes will occur when needed by the Company.

     BANK OF AMERICA LOAN. In November 1999, the Company entered into a $20.7 million bridge loan with Bank of America, N.A. ("B of A Bridge Loan") in connection with the Peppertree Acquisition. This B of A Bridge Loan had an outstanding balance of $14.4 million as of June 30, 2001. The Company and Bank of America have reached an agreement extending this loan for an additional two years (the "B of A Extension Agreement"), subject to certain conditions and debt covenants. These conditions include periodic monthly amortization payments similar to what the Company has been paying Bank of America since August 2000, and $3.5 million in principal pay downs ($1 million in November 2001, and $2.5 million in January 2002, out of the proceeds of sales of land and other assets the Company plans to sell). The Company currently has contracts of sale in place covering more than the necessary amount of principal pay downs, although there is no assurance that such contracts will close as expected.

     1999 FINOVA LOAN AGREEMENT. The Company has $50 million in revolving credit facilities with Finova Capital Corporation ("Finova"), comprised of a $20 million revolving facility to fund third party A&D and other loans (the "Finova Third Party Line"), and a $30 million revolving facility to fund construction at the Company's own resorts (the "Finova Internal Line") The outstanding balance as of June 30, 2001, was $6.9 million on the Finova Internal Line, and $2.7 million on the Finova Third Party Line. Finova has filed for bankruptcy protection and may not be able to fund commitments of this type. Furthermore, any new loan commitments under these revolving lines could be subject to approval of the U.S. Bankruptcy Court overseeing the Finova bankruptcy. The Company believes that Finova is in default of its obligations under both revolving facilities.

     OTHER INDEBTEDNESS. The Company has some additional facilities that were either undertaken or assumed in conjunction with its development activities. These facilities include some of the traditional timeshare industry lenders as well as smaller regional or community banks. The aggregate balances of these loans as of June 30, 2001, were approximately $31.5 million. The Company also has approximately $8.5 million in additional debt relating to Peppertree Resort properties. The majority of these other loans mature after the year 2001, and are repaid out of release fees on sales of VOIs.

     Beginning in September 1996, the trustee reached settlements of the claims of certain lenders against the Bennett Estate (as defined more fully under "Bankruptcy of Related Entities" in the company's 10-K filed April 2, 2001) relating to claims to certain lease collateral of the Bennett Estate. These settlements required the settling banks to make new non-callable term loans to Equivest Capital at concessionary interest rates of 0.5% to 4.0% (the "Settlement Loans"). Equivest Capital is also obligated to pay the Bennett Estate an annual arrangement fee of 3% of the unpaid principal balance of the Settlement Loans in addition to the interest paid to the banks. The Settlement Loans have a weighted average interest rate of 5.1% as of June 30, 2001, including the arrangement fee. The Settlement Loans are also collateralized by note receivables of the Company as to 100% of the face value of such notes. As of June 30, 2001, Equivest Capital's total outstanding balance on the Settlement Loans was approximately $16.5 million, and the weighted average remaining maturity was 23 months. In addition to these Settlement Loans, Equivest Capital also has an additional $8.3 million in loans from other community banks. Beginning in 2001, the Company will begin refinancing the settlement loans. Replacement loans may carry higher interest rates, and will most likely require some level of additional collateralization.

     LIQUIDITY. At June 30, 2001, the Company's debt to equity ratio was 2.9:1 compared to 3.8:1 at December 31, 1999. The Company is seeking to reduce its leverage further through a program of selected sale of land and other assets, as well as normal debt repayment through timeshare release fees. Aggregate notes payable decreased by $20.4 million due to net debt paydowns during the first six months of 2001.

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

D.  Segment Information

     Financial information with respect to the financing and resort development segments in which the Company operates follows for the periods indicated:


-------------------------------------------------------------------------------------------------------
                                                                           Resort
                                                         Financing       Development           Total
-------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001:

-------------------------------------------------------------------------------------------------------
   Revenues from external customers                  $     9,452,157     $ 20,964,198     $ 30,416,355
-------------------------------------------------------------------------------------------------------
   Intersegment revenues                                   1,053,339               --        1,053,339
-------------------------------------------------------------------------------------------------------
   Segment Profit                                          3,686,712        1,882,890        5,569,602
-------------------------------------------------------------------------------------------------------
   Reconciliation of total segment profit to
   consolidated income before income
   taxes:
-------------------------------------------------------------------------------------------------------
   Total segment profit                                                                      5,569,602
-------------------------------------------------------------------------------------------------------
   Unallocated corporate expenses                                                             (650,813)
-------------------------------------------------------------------------------------------------------
   Consolidated income before provision
   for income taxes                                                                       $  4,918,789
-------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000:

-------------------------------------------------------------------------------------------------------
   Revenues from external customers                     $  9,853,264     $ 29,244,172     $ 39,097,436
-------------------------------------------------------------------------------------------------------
   Intersegment revenues                                   2,565,821               --        2,565,821
-------------------------------------------------------------------------------------------------------
   Segment Profit                                          1,471,154        3,685,073        5,156,227
-------------------------------------------------------------------------------------------------------
   Reconciliation of total segment profit to
   consolidated income before income taxes:
-------------------------------------------------------------------------------------------------------
   Total segment profit                                                                      5,156,227
-------------------------------------------------------------------------------------------------------
   Unallocated corporate expenses                                                             (912,899)
-------------------------------------------------------------------------------------------------------
   Consolidated income before provision
        for income taxes                                                                  $  4,243,328
-------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                                                          Resort
                                                       Financing       Development    Total
----------------------------------------------------------------------------------------------------
Six months ended June 30, 2001:
----------------------------------------------------------------------------------------------------
   Revenues from external customers                   $ 18,682,586     $ 40,977,012    $ 59,659,598
----------------------------------------------------------------------------------------------------
   Intersegment revenues                                 1,103,941               --       1,103,941
----------------------------------------------------------------------------------------------------
   Segment Profit                                        6,413,019        5,010,832      11,423,851
----------------------------------------------------------------------------------------------------
   Reconciliation of total segment
   profit to consolidated income
   before income taxes:
----------------------------------------------------------------------------------------------------
   Total segment profit                                                                  11,423,851
----------------------------------------------------------------------------------------------------
   Unallocated corporate expenses                                                        (1,348,951)
----------------------------------------------------------------------------------------------------
   Consolidated income before
   provision for income taxes                                                         $  10,074,900
----------------------------------------------------------------------------------------------------
Six months ended June 30, 2000:

----------------------------------------------------------------------------------------------------
   Revenues from external customers                   $ 19,391,921     $ 56,912,273    $ 76,304,194
----------------------------------------------------------------------------------------------------
   Intersegment revenues                                 5,355,367               --       5,355,367
----------------------------------------------------------------------------------------------------
   Segment Profit                                        3,709,698        6,788,809      10,498,507
----------------------------------------------------------------------------------------------------
   Reconciliation of total segment profit to
   consolidated income before
   income taxes:
----------------------------------------------------------------------------------------------------
   Total segment profit                                                                  10,498,507
----------------------------------------------------------------------------------------------------
   Unallocated corporate expenses                                                        (1,638,905)
----------------------------------------------------------------------------------------------------
   Consolidated income before
   provision for income taxes                                                          $  8,859,602
----------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

                        THREE MONTHS ENDED JUNE 30, 2001
                        --------------------------------

                     JUNE 30, 2001 COMPARED TO JUNE 30, 2000



     During the second quarter of 2001, the Company's results included revenue and expense from the Company's subsidiary in Texas, Riverside Suites, which was acquired in May 2000. Other than the addition of the Riverside Suites project, whose results were not material, results of the second quarter for both 2001 and 2000 include the same locations.

NET INCOME

     Income before provision for income taxes increased 16% to $4.9 million for the three months ended June 30, 2001, as compared to $4.2 million for the same period in 2000. Net income increased 18% to $2.9 million for the second quarter of 2001 from $2.5 million for the same period in 2000. Diluted earnings per share increased 25% to $0.10 for the second quarter of 2001 from $0.08 for the same time period in 2000. The increase in net income is primarily attributable to cost reduction measures, including the elimination of marginal sales locations at Peppertree Resorts and unprofitable sales and marketing efforts, improved net interest margin, as well as significant personnel cost reductions at Peppertree Resorts and other acquired locations. These increases were partially offset by a reduction in VOI sales and a loss on a sale of an asset. The Company incurred a loss of $0.5 million upon the sale of a parcel of Peppertree property that reduced notes payable by $1.0 million. Excluding the loss on the sale of the property, income before provision for income taxes for the second quarter of 2001 would have increased $0.5 million to $5.4 million, an increase of 27% from $4.2 million for the comparable period.

     The Company's pretax income as a percent of revenues increased to 16.2% for the second quarter of 2001 from 10.8% for the second quarter of 2000. During the same period, total expenses decreased 27% from $34.9 million for the second quarter of 2000 to $25.5 million for the same time period in 2001. The decline in expenses is primarily due to the decrease in variable costs (cost of timeshares sold and sales and marketing costs) associated with the reduction in VOI sales. In addition, the restructuring at the Peppertree Resorts, the reduction in resort management expenses and the increase in net interest margin also contributed to the reduction in overall expenses and the increase in pretax income. The declining interest rate environment and debt repayment positively affected the net interest margin, which improved from 1.3% of average earning assets for the second quarter of 2000 to 1.6% of average earning assets for the same period in 2001.

     Total revenue decreased 22% to $30.4 million for the three months ended June 30, 2001 as compared to $39.1 million for the same time period in 2000. The decline in revenue is due almost entirely to reduced VOI sales revenue, which declined $8.0 million during the second quarter of 2001 compared to the same period in 2000. This reduction in sales revenue is primarily attributable to the closure of five former sales centers and two telemarketing centers during 2000 at the Company's Peppertree subsidiary. The aggregate reduction in sales revenues also reflected reduced tour volumes at non-Peppertree Resorts' sales centers, partly the result of the Company eliminating higher cost tour sources, and partly the result of slower overall economic activity. Of the total reduction in VOI sales, $6.8 million was related to the former Peppertree locations and $1.2 million was related to non-Peppertree Resorts sales locations. Most of the decline in non-Peppertree Resorts VOI sales revenue during the second quarter of 2001 was a result of approximately $1.1 million in deferred sales pending the completion of new construction in Newport, a condition that did not occur during the same period in 2000.

INTEREST INCOME

     Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income decreased 2% to $9.3 million for the second quarter of 2001 from $9.5 million for the second quarter of 2000. The slight decrease in interest income is primarily due to lower average outstanding balances on third party purchased receivables and acquisition and development loans. The declining interest rate environment positively affected the net interest margin, which improved from 1.3% of average earning assets for the second quarter of 2000 to 1.6% of average earning assets for the same period in 2001.

     Interest income related to the consumer loan portfolio increased to 96% of total interest income for the second quarter of 2001, compared to 91% of interest income for the same period in 2000. The increase is primarily due to higher average outstanding balances of the owned consumer portfolio.

     Interest on A&D Loans decreased 52% to $0.4 million for the three months ended June 30, 2001 from $0.7 million for the same period in 2000, mainly due to lower average outstanding balances. Third party A&D Loan originations declined 41% from $2.8 million for the second quarter of 2000 to $1.6 million for the second quarter of 2001. The decline in A&D loan originations is attributable to the continued shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying on captive originations from the sale of VOIs in the Company's own resorts. All of the Company's portfolio growth in the aggregate is a result of internally-generated receivables.

VOI SALES

     VOI revenues decreased 34% to $15.8 million for the second quarter of 2001, from $23.8 million for the same period in 2000. Vacation ownership revenue decreased to 51.8% of total revenue for the second quarter of 2001 as compared to 60.8% for the same period in 2000 due to the decline in VOI sales revenues. Approximately $6.8 million of the aggregate reduction in sales revenue was associated with the former Peppertree Resorts and $1.2 million was associated with non-Peppertree Resorts VOI sales locations. Most of the $1.2 million decrease in non-Peppertree Resorts VOI sales revenue was a result of approximately $1.1 million in deferred sales pending the completion of new construction in Newport, a condition that did not occur during the same period in 2000. The $6.8 million reduction in sales revenue in the Company's Peppertree subsidiary is due to the closure of five former sales centers and two telemarketing centers during 2000. The aggregate reduction in sales revenues also reflected reduced tour volumes at all sales centers, partly the result of the Company eliminating higher cost tour sources, and partly the result of slower overall economic activity.

     For the quarter ending June 30, 2001, the Company sold 879 fixed-week VOIs and 483 points packages, at a combined average sales price of approximately $11,807. VOI sales revenues for second quarter of 2001 reflected an 11% increase in the average sales price of a VOI compared to the same period in 2000. The Company now owns or manages 29 timeshare resort locations with a completed inventory of approximately 26,400 VOIs. The Company operates twelve sales centers, five of which sell points in the Company's "Vacation Club", as described herein.

     The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                For the Quarter-ended

                                                  June 30,            June 30,
                                                   2001                2000
                                                ----------          -----------
Timeshare intervals and points packages sold        1,362               2,238
Average Sales Price                               $11,807             $10,615
Number of VOIs in inventory at period end          26,408              26,011

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

RESORT OPERATIONS

     Resort operations revenue decreased 3% from $5.2 million for the second quarter of 2000 to $5.1 million for the same period in 2001. However, resort management expenses decreased $0.3 million to $2.9 million for the second quarter of 2001 compared with $3.2 million for the same period in 2000. Resort management expense as a percentage of resort operation revenue declined to 58.0% for the second quarter of 2001 as compared with 61.8% for same period in 2000. The decline in resort management expense generally reflects cost reduction measures.

OTHER INCOME

     Other income decreased 62% to $0.2 million for the second quarter of 2001 as compared to $0.6 million for the same period in 2000. The decrease in other income is primarily due to a decrease in credit life proceeds and commitment fee income.

PROVISION FOR DOUBTFUL RECEIVABLES

     The provision for doubtful receivables declined 23% from $1.9 million for the second quarter of 2000 to $1.5 million for the same period in 2001. The decrease in the provision for doubtful accounts reflects the 34% decline in VOI sales. However, the Company's rate of provisioning for doubtful receivables as a percentage of timeshare sales increased from 8.0% of VOI sales during the second quarter of 2000 to 8.4% of VOI sales for the same period in 2001. Increases in the rate of provisioning for doubtful receivables are driven by the Company's Target Reserve Methodology ("TRM"), which requires additional provisions to reflect both portfolio growth and increases in receivable aging. The increased percentage rate of reserving for doubtful receivables was necessary to maintain an adequate level of reserves during a time period in which sales declined by 34% during the second quarter of 2001 as compared to the second quarter in 2000. As of June 30, 2001, the TRM analysis reflected an under reserved position of $0.6 million. However, as of June 30, 2001 the Company's Reserve Coverage Ratio
(RCR) of total reserves and over collateralization to consumer receivables over 60 days past due was 5.7 times on the entire consumer loan portfolio, an increase from an RCR of 4.4 times 60 day past due loans at June 30, 2000. Similarly, the RCR on all consumer receivables over 90 days past due was 11.7 times on the entire consumer loan portfolio, an increase from a RCR of 7.4 times at June 30, 2000.

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

           At June 30, 2001, the Company had total reserves (including over collateralization on the Hypothecation Loans) for its loan portfolio equal to $31.3 million or 12.3% of total loans. Included in this amount were total reserves and over collateralization of $22.1 million on third party consumer receivables or approximately 22.8% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented a reserve coverage ratio of 19.6 times the $1.1 million of such receivables that were 60 or more days past due at June 30, 2001.

           At June 30, 2001 the Company also maintained an aggregate allowance for doubtful receivables of $9.3 million, or 6.4% of the outstanding consumer receivable portfolio from owned resorts. This represented a reserve coverage ratio of 2.1 times the approximate $4.3 million in consumer receivables from owned resorts that were 60 days or more past due as of that date. The $9.3 aggregate allowance for doubtful receivables represents a decrease of 14% compared with $10.8 million allowance for doubtful receivables at June 30, 2000.

           The following table sets forth the performance of the consumer receivable portfolio at June 30, 2001:

                       CONSUMER RECEIVABLE LOAN PORTFOLIO
                                 (IN THOUSANDS)


                                                    Current         30-59 days        60-89 days           90+ days           Total
                                                    -------         ----------        ----------           --------           -----
Subsidiary Consumer Loans                         $135,720            $3,489             $2,043            $2,297           $143,549
                                                     94.6%              2.4%               1.4%              1.6%             100.0%

Third Party Loans  (1)                            $104,672            $2,148               $732              $394           $107,946
                                                     97.0%              2.0%               0.7%              0.3%             100.0%

Total                                             $240,392            $5,637             $2,775            $2,691           $251,495
                                                     95.6%              2.2%               1.1%              1.1%             100.0%

(1)  Includes the consumer  receivables  that  collateralize  the  Hypothecation
     Loans.

     At June 30, 2001, 95.6% of the aggregate consumer receivable portfolio was current, and there were 419 notes with a principal balance of $2.7 million that were over 90 days past due. Of this amount, $2.3 million relates to the consumer receivables in the Company's resorts. During 2001, the company wrote off 1,187 consumer notes with an outstanding principal balance of $8.2 million, leading to a charge after inventory recovery of $5.8 million. Total reserves and overcollateralization of approximately $31.3 million at June 30, 2001, compared with $5.5 million in total consumer receivables that were 60 days or more past due represented an overall reserve coverage ratio of 5.7 times the volume of 60 day past due notes.

     The following table sets forth the current and historic composition of reserves and over collateralization, reserves as a proportion of total loans, and the levels of past due loans and chargebacks:


                                                                             LOAN RESERVES COVERAGE
                                                                             (DOLLARS IN THOUSANDS)

                                                                       AS OF DECEMBER 31,                                JUNE 30,
                                                    ------------------------------------------------------------         --------
                                                       1997              1998             1999              2000             2001
                                                       ----              ----             ----              ----             ----
A&D Loans past due                                   $9,485            $3,435           $3,821              $376             $365
Consumer Financing past due                           1,458             1,790            2,708             4,600            2,691
                                                    -------           -------          -------           -------            -----
Total past due loans                                $10,943            $5,225           $6,529            $4,976           $3,056

Total loans                                        $136,530          $160,952         $260,090           275,082          255,734

Total past due loans as % of
    Total loans                                        8.0%              3.2%             2.5%              1.8%             1.2%

General reserves                                     $2,442            $3,835          $10,073           $11,763           $9,259
Specific reserves                                    17,320            18,392           18,507            17,406           16,050
Overcollateralization                                 1,006             3,588            4,308             5,981            6,042
                                                    -------           -------          -------           -------            -----
Total reserves and
    Overcollateralization (1)                       $20,768           $25,815          $32,888           $35,150          $31,351
Total reserves and overcollateralization
    as % of total loans
                                                      15.2%             16.0%            12.6%             12.8%            12.3%

Chargebacks                                           6,376             5,875            5,542             5,796            3,738

Chargebacks as % of
    Consumer Financing (2)                             6.6%              5.5%             5.1%              5.4%             3.9%
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

     The following two tables show current and historic levels of 90 day past due loans and changes in the Company's allowance for doubtful accounts:


                                                           90 DAY PAST DUE LOANS
                                                          (DOLLARS IN THOUSANDS)
                                                                    AS OF DECEMBER 31,
                                                   -----------------------------------------------------------        JUNE 30,
                                                     1997            1998               1999            2000            2001
                                                     ----            ----               ----            ----            ----
  Total loan portfolio balance                      $136,530        $160,952          $260,090        $275,082        $255,734
  Principal amount of past due loans:
  A&D Loans                                           $9,485          $3,435            $3,821            $376            $365
  Purchased Receivables                                1,458           1,253             1,364             800             394
  Hypothecation Loans                                     --              --                --              --              --
  Consumer Loans                                          --             537             1,344           3,800           2,297
  Other Loans                                             --              --                --              --              --
                                                    ---------        --------         ---------        --------        --------
  Total principal amount of past due loans           $10,943          $5,225            $6,529          $4,976          $3,056

  Past due loans as a percentage of total
     principal amount of loans outstanding              8.0%            3.2%              2.5%            1.8%            1.2%



                                                                                CONSOLIDATED
                                                                  CHANGES IN ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                                              (DOLLARS IN THOUSANDS)
                                                                       YEAR-ENDED DECEMBER 31,
                                                       --------------------------------------------------          JUNE 30,
                                                        1997          1998            1999           2000            2001
                                                        ----          ----            ----           ----            ----
Allowance for doubtful
  accounts, beginning of year                          $1,979        $2,442          $3,835         $10,073         $11,763

Allowance related to
  acquisitions                                             --           793           6,639             501              --

Provision for loan losses                                 925           791           2,192           9,078           3,256
Charges to allowance for
  doubtful accounts                                      (601)         (424)         (2,593)         (7,889)         (5,760)

Charges applied against
  specific developer
  holdbacks (1)                                           139           233              --              --              --
                                                      ---------     --------        -------          -------         -------
Allowance for doubtful
  accounts, end of year                                $2,442        $3,835         $10,073         $11,763          $9,259
----------------

 (1) In accordance with the terms of certain agreements with developers, the Company charges certain bad debts directly against developer holdbacks, rather than against the general allowance for doubtful accounts.

INTEREST EXPENSE

     Interest expense, net of capitalized amounts, decreased 22% to $5.0 million for the second quarter of 2001 as compared to $6.4 million for the same period in 2000. The decrease in interest expense is a result of several loan facilities that were repaid during the first six months of 2001, as well as significant reduction in interest rates. The average outstanding balance decreased approximately $20 million, while the weighted average interest rate on outstanding debt decreased from 9.1% for the second quarter of 2000 to 6.5% for the second quarter of 2001.

     The Company has not traditionally hedged against its interest rate risk due to the wide spread on its receivables and the speed with which new originations occur. However, under the DG Credit Facility, the facility requires the Company to hedge within the facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains. The significant reductions in market interest rates experienced in late 2000 and continuing into 2001 result in lower interest costs on virtually all the Company's debt while its interest receivable rates are largely fixed.

COST OF TIMESHARE INTERVALS SOLD

     The cost of timeshare intervals sold for the second quarter of 2001 decreased to $3.7 million or 23.4% of VOI revenue, compared to $5.6 million for the second quarter of 2000, or 23.5% of VOI revenue. The decline in dollar volume is a result of the reduced volume of VOIs sold during the second quarter of 2001 and the increase in average sales price in 2001 compared to 2000.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased 6% from $1.2 million for the second quarter of 2000 to $1.2 million for the second quarter of 2001. The slight decrease is primarily due to $0.2 million reduction associated with debt issue.

     Goodwill amortization increased 19% to $0.4 million for the second quarter of 2001 from $0.3 million for the same period in 2000. Goodwill associated with the Peppertree Acquisition is approximately $18.0 million and is being amortized over 20 years, while goodwill associated with the acquisition of Eastern Resorts is approximately $25.7 million and is being amortized over 40 years.

     Depreciation of the properties increased 12% to $0.4 million for the second quarter of 2001 from $0.3 million for the same period in 2000. The increase in depreciation is a result of a larger base of depreciable assets.

SALES AND MARKETING

     Sales and marketing expense decreased 43% to $7.6 million for the second quarter of 2001 from $13.5 million for the same period in 2000. The decrease in total sales and marketing dollar expense is due to the decline in VOIs sold during the quarter and to the reduction in sales commissions and marketing expenses at Peppertree and other locations.

     Sales and marketing costs in the second quarter of 2001 decreased to 48.4% of VOI sales revenues from 56.8% for the second quarter of 2000 and 54.7% for the year 2000. Sales and marketing costs as a percentage of VOI sales revenue in the former Peppertree resorts declined to 53.1% in the second quarter of 2001, compared with 63.2% in the second quarter of 2000 and 64.0% for the full year 2000.

RESORT MANAGEMENT

     Resort management expense for the second quarter of 2001 totaled $3.0 million or 58.0% of resort operation revenue as compared $3.2 million or 61.8% of resort operation revenue for the comparable period in 2000. The decline in resort management expenses as a percentage of resort operation revenue is primarily due to personnel cost reductions.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased 6% to $3.1 million for the second quarter of 2001 from $3.0 million for the same period in 2000. General and administrative expense as a percentage of total revenue increased to 10.3% of total revenue for second quarter of 2001, compared with 7.6% of total revenue for the second quarter of 2000. The following items contributed to the increase in general and administrative expense: payroll costs, travel, outside service costs, and servicing fees due to growth of the Company. General and administrative costs may continue to increase in absolute dollars as the Company invests in its management and organization infrastructure. Payroll related expense comprises the largest segment of general and administrative expense, representing approximately 53.4% of general and administrative expense during the second quarter of 2001.

PROVISION FOR INCOME TAXES

     The provision for income taxes for the second quarter of 2001 increased 13% to $2.0 million from $1.8 million for the same period in 2000. The increase is attributable to the increase in pretax income during 2001 as compared to the same period in 2000. The provision for income taxes represents approximately 40.7% and 41.8% of pretax income for 2001 and 2000, respectively.

LOSS ON SALE OF ASSETS

     The Company recognized a $0.5 million loss on the sale of assets during the second quarter of 2001. The loss was incurred upon the sale of a parcel of Peppertree property of $0.5 million. This transaction reduced notes payable by approximately $1 million. The company is continuing its efforts to sell additional surplus land.

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

                         SIX MONTHS ENDED JUNE 30, 2001
                         ------------------------------

                     JUNE 30, 2001 COMPARED TO JUNE 30, 2000

     During the first six months of 2001, the Company's results included revenue and expense from the Company's subsidiary in Texas, Riverside Suites, which was acquired in the second quarter of 2000. Other than the addition of the Riverside Suites project, whose results were not material, results of the first six months for both 2001 and 2000 include the same locations.

NET INCOME

     Income before provision for income taxes increased 14% to $10.1 million for the six months ended June 30, 2001, as compared to $8.9 million for the same period in 2000. Net income increased 14% to $5.8 million for the six months ended June 30, 2001 from $5.1 million for the same period in 2000. Diluted earnings per share increased 18% to $0.20 for the six months ended June 30, 2001 from $0.17 for same time period in 2000. The increase in net income is primarily attributable to cost reduction measures implemented at Peppertree Resorts, including the elimination of marginal sales locations and unprofitable sales and marketing efforts, improved net interest margin, as well as significant personnel cost reductions at Peppertree Resorts and other acquired locations. These increases were partially offset by a reduction in VOI sales and a loss on a sale of an asset. The Company incurred a loss of $0.5 million upon the sale of a parcel of Peppertree property, which reduced notes payable by $1.0 million. Excluding the loss on the sale of the property, income before provision for income taxes for the first six months of 2001 would have increased $0.5 million to $10.5 million, an increase of 19% from the comparable period income before provision for income taxes of $8.9 million.

     The Company's pretax income as a percent of revenues increased to 16.9% for the first six months of 2001 from 11.6% for the same period in 2000. During the same period, total expenses decreased 26% from $67.4 million for the six months ending 2000 to $49.6 million for the same time period in 2001. The decline in expenses is primarily due to the decrease in variable costs (cost of timeshares sold and sales and marketing costs) associated with the reduction in VOI sales. In addition, the restructuring at the Peppertree Resorts, the reduction in general and administrative overhead, the reduction in resort management expenses and the increase in net interest margin also contributed to the reduction in overall expenses and the increase in pretax income. The declining interest rate environment positively affected the net interest margin, which improved from 2.5% of average earning assets for the six months ended June 30, 2000 to 3.0% of average earning assets for the same period in 2001.

     Total revenue decreased 22% to $59.7 million for the six months ended June 30, 2001 as compared to $76.3 million for the same time period in 2000. The decline in revenue is due almost entirely to reduced VOI sales revenue, which fell $15.6 million during the first six months of 2001 as compared to the same period in 2000. This reduction in sales revenue in the Company's Peppertree subsidiary is due to the closure of five former sales centers and two telemarketing centers during 2000. The aggregate reduction in sales revenues also reflected reduced tour volumes at non-Peppertree Resorts' sales centers, partly the result of the Company eliminating higher cost tour sources, and partly the result of slower overall economic activity. Of the total reduction in VOI sales, $12.1 million was related to former Peppertree locations and $3.5 million was related to non-Peppertree Resorts sales locations. Approximately $1.1 million of the $3.5 million decline in non-Peppertree Resorts VOI sales revenue during the first six months of 2001 was a result of deferred sales pending the completion of new construction in Newport, a condition that did not occur during the same period in 2000.

INTEREST INCOME

     Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income decreased 2% to $18.4 million for the six months ended 2001 from $18.8 million for the same period in 2000. The slight decrease in interest income is primarily due to lower average outstanding balances on third party purchased receivables and acquisition and development loans. The declining interest rate environment and debt repayment positively affected the net interest margin, which improved from 2.5% of average earning assets for the six months ended June 30, 2000 to 3.0% of average earning assets for the same period in 2001.

     Interest income related to the consumer loan portfolio increased to 96% of total interest income for the six months ended June 30, 2001, compared to 91% of interest income for the same period in 2000. The increase is primarily due to higher average outstanding balances of the owned consumer portfolio.

     Interest on A&D Loans decreased 51% to $0.7 million for the six months ended June 30, 2001 from $1.5 million for the same period in 2000, mainly due to lower average outstanding balances. Third party A&D Loan originations declined 53% from $6.5 million for the first six months of 2000 to $3.1 million for the same period in 2001. The decline in A&D loan originations is attributable to the continued shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying on captive originations from the sale of VOIs in the Company's own resorts. All of the Company's portfolio growth in the aggregate is a result of internally-generated receivables.

VOI SALES

     VOI revenues decreased 34% to $30.7 million for the six months ending June 30, 2001, from $46.3 million for the same period in 2000. Vacation ownership revenue decreased to 51.4% of total revenue for the six months ended June 30, 2001 as compared to 60.7% for the same period in 2000 due to the decline in VOI sales revenues. Approximately $12.1 million of the aggregate reduction in sales revenue was associated with former Peppertree Resorts and $3.5 million was associated with non-Peppertree Resorts VOI sales locations. The $12.1 million reduction in sales revenue in the Company's Peppertree subsidiary is due to the closure of five former sales centers and two telemarketing centers during 2000. Approximately $1.1 million of the $3.5 million decline in non-Peppertree Resorts VOI sales revenue during the first six months of 2001 was a result of deferred sales pending the completion of new construction in Newport, a condition that did not occur during the same period in 2000. The aggregate reduction in sales revenues also reflected reduced tour volumes at all sales centers, partly the result of the Company eliminating higher cost tour sources, and partly the result of slower overall economic activity.

     For the six months ended June 30, 2001, the Company sold 1,701 fixed-week VOIs and 737 points packages, at a combined average sales price of approximately $12,354. VOI sales revenues for six months ended June 30, 2001, reflected a 40% decrease in the number of VOIs sold, and an 8% increase in the average sales price of a VOI compared to the same period in 2000. The Company now owns or manages 29 timeshare resort locations with a completed inventory of approximately 26,400 VOIs. The Company operates twelve sales centers, five of which sell points in the Company's "Vacation Club", as described herein.

           The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                     For the Six Months
                                                    June 30,      June 30,
                                                      2001         2000
                                                   ----------  ------------
Timeshare intervals and points packages sold         2,438         4,040
Average Sales Price                                $12,354       $11,456
Number of VOIs in inventory at period end           26,408        27,236

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

RESORT OPERATIONS

     Resort operations revenue increased 1% to $10.1 million for the six months ended June 30, 2001 from $10.0 million for the same period in 2000. However, resort management expenses decreased $0.4 million to $5.7 million for the six months ended June 30, 2001 compared with $6.2 million in the prior year. Resort management expense as a percentage of resort operation revenue declined to 56.8% for the first six months of 2001 as compared with 61.7% for same period in 2000. The decline in resort management expense generally reflects cost reduction measures.

OTHER INCOME

     Other income decreased 61% to $0.5 million for the six months ended June 30, 2001 as compared to $1.2 million for the same period in 2000. The decrease in other income is primarily due to a decrease in credit life proceeds and commitment fee income.

PROVISION FOR DOUBTFUL RECEIVABLES

     The provision for doubtful receivables declined 12% from $3.7 million for the six months ended June 30, 2000 to $3.3 million for the same period in 2001. The decrease in the provision for doubtful accounts as a percentage of timeshare sales is reflective of the decline in VOI sales during the first six months of 2001. However, the Company's rate of provisioning for doubtful receivables increased from 8.0% of VOI sales during the first six months of 2000 to 9.7% of VOI sales for the same period in 2001. Increases in the rate of provisioning for doubtful receivables are driven by the Company's Target Reserve Methodology ("TRM"), which requires additional provisions to reflect both portfolio growth and increases in receivable aging. The increased percentage rate of reserving for doubtful receivables was necessary to maintain an adequate level of reserves during a time period in which sales declined by 34% during the first six months of 2001 as compared to the same period in 2000. As of June 30, 2001, the TRM analysis reflected an under reserved position of $0.6 million. However, as of June 30, 2001 the Company's Reserve Coverage Ratio (RCR) of total reserves and over collateralization to consumer receivables over 60 days past due was 5.7 times on the entire consumer loan portfolio, an increase from an RCR of 4.4 times 60 day past due loans at June 30, 2000. Similarly, the RCR on all consumer receivables over 90 days past due was 11.7 times on the entire consumer loan portfolio, an increase from a RCR of 7.4 times at June 30, 2000.

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

     At June 30, 2001, the Company had total reserves (including over collateralization on the Hypothecation Loans) for its loan portfolio equal to $31.3 million or 12.3% of total loans. Included in this amount were total reserves and over collateralization of $22.1 million on third party consumer receivables or approximately 22.8% of the outstanding consumer receivables portfolio attributable to third party resorts. This represented a reserve coverage ratio of 19.6 times the $1.1 million of such receivables that were 60 or more days past due at June 30, 2001.

     At June 30, 2001 the Company also maintained an aggregate allowance for doubtful receivables of $9.3 million, or 6.4% of the outstanding consumer receivable portfolio from owned resorts. This represented a reserve coverage ratio of 2.1 times the approximate $4.3 million in consumer receivables from owned resorts that were 60 days or more past due as of that date. The $9.3 aggregate allowance for doubtful receivables represents a decrease of 14% compared with $10.8 million allowance for doubtful receivables at June 30, 2000.

     The following table sets forth the performance of the consumer receivable portfolio at June 30, 2001:


                                                          CONSUMER RECEIVABLE LOAN PORTFOLIO
                                                                  (IN THOUSANDS)

                                                   CURRENT        30-59 DAYS         60-89 DAYS          90+ DAYS              TOTAL
                                                   -------        ----------         ----------          --------              -----
Subsidiary Consumer Loans                         $135,720            $3,489             $2,043            $2,297           $143,549
                                                     94.6%              2.4%               1.4%              1.6%             100.0%

Third Party Loans  (1)                            $104,672            $2,148               $732              $394           $107,946
                                                     97.0%              2.0%               0.7%              0.3%             100.0%

Total                                             $240,392            $5,637             $2,775            $2,691           $251,495
                                                     95.6%              2.2%               1.1%              1.1%             100.0%

(2)  Includes the consumer  receivables  that  collateralize  the  Hypothecation
     Loans.

     At June 30, 2001, 95.6% of the aggregate consumer receivable portfolio was current, and there were 419 notes with a principal balance of $2.7 million that were over 90 days past due. Of this amount, $2.3 million relates to the consumer receivables in the Company's resorts. During 2001, the company wrote off 1,187 consumer notes with an outstanding principal balance of $8.2 million, leading to a charge after inventory recovery of $5.8 million. Total reserves and overcollateralization of approximately $31.3 million at June 30, 2001, compared with $5.5 million in total consumer receivables that were 60 days or more past due represented an overall reserve coverage ratio of 5.7 times the volume of 60 day past due notes.

     The following table sets forth the current and historic composition of reserves and over collateralization, reserves as a proportion of total loans, and the levels of past due loans and chargebacks:


                                                                             LOAN RESERVES COVERAGE
                                                                             (DOLLARS IN THOUSANDS)

                                                                       AS OF DECEMBER 31,                                JUNE 30,
                                                    ------------------------------------------------------------       ----------
                                                       1997              1998             1999              2000             2001
                                                       ----              ----             ----              ----             ----
A&D Loans past due                                   $9,485            $3,435           $3,821              $376             $365
Consumer Financing past due                           1,458             1,790            2,708             4,600            2,691
                                                   ---------         --------         --------           -------          -------
Total past due loans                                $10,943            $5,225           $6,529            $4,976           $3,056

Total loans                                        $136,530          $160,952         $260,090           275,082          255,734

Total past due loans as % of
    Total loans                                        8.0%              3.2%             2.5%              1.8%             1.2%

General reserves                                     $2,442            $3,835          $10,073           $11,763           $9,259
Specific reserves                                    17,320            18,392           18,507            17,406           16,050
Overcollateralization                                 1,006             3,588            4,308             5,981            6,042
                                                   ---------         --------         --------           -------          -------
Total reserves and
    Overcollateralization (1)                       $20,768           $25,815          $32,888           $35,150          $31,351
Total reserves and overcollateralization
    as % of total loans
                                                      15.2%             16.0%            12.6%             12.8%            12.3%

Chargebacks                                           6,376             5,875            5,542             5,796            3,738

Chargebacks as % of
    Consumer Financing (2)                             6.6%              5.5%             5.1%              5.4%             3.9%
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

           The following two tables show current and historic levels of 90 day past due loans and changes in the Company's allowance for doubtful accounts:


                                                                    90 DAY PAST DUE LOANS
                                                                    (DOLLARS IN THOUSANDS)
                                                                        AS OF DECEMBER 31,
                                                   ----------------------------------------------------------          JUNE 30,
                                                      1997            1998              1999            2000              2001
                                                      ----            ----              ----            ----              ----
  Total loan portfolio balance                      $136,530        $160,952          $260,090        $275,082        $255,734
  Principal amount of past due loans:
  A&D Loans                                           $9,485          $3,435            $3,821            $376            $365
  Purchased Receivables                                1,458           1,253             1,364             800             394
  Hypothecation Loans                                     --              --                --              --              --
  Consumer Loans                                          --             537             1,344           3,800           2,297
  Other Loans                                             --              --                --              --              --
                                                   ---------         --------         --------         -------          -------
  Total principal amount of past due loans
                                                     $10,943          $5,225            $6,529          $4,976          $3,056
  Past due loans as a percentage of total
     principal amount of loans outstanding             8.0%              3.2%             2.5%            1.8%            1.2%



                                                                              CONSOLIDATED
                                                                 CHANGES IN ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                                           (DOLLARS IN THOUSANDS)
                                                                     YEAR-ENDED DECEMBER 31,
                                                      ------------------------------------------------------       JUNE 30,
                                                      1997             1998            1999           2000            2001
                                                      ----             ----            ----           ----            ----
Allowance for doubtful accounts, beginning
   of year                                          $1,979           $2,442          $3,835         $10,073         $11,763
Allowance related to acquisitions
                                                        --              793           6,639             501              --
Provision for loan losses                              925              791           2,192           9,078           3,256
Charges to allowance for doubtful accounts
                                                      (601)            (424)         (2,593)         (7,889)         (5,760)
Charges applied against specific
   developer   holdbacks (1)
                                                       139              233              --              --              --
                                                   ---------         --------      --------          -------          -------
Allowance for doubtful accounts, end of
   year                                             $2,442           $3,835         $10,073         $11,763          $9,259
----------------

 (1) In accordance with the terms of certain agreements with developers, the Company charges certain bad debts directly against developer holdbacks, rather than against the general allowance for doubtful accounts.

INTEREST EXPENSE

     Interest expense, net of capitalized amounts, decreased 16% to $10.6 million for the six months ending June 30, 2001 as compared to $12.6 million for the same period in 2000. The decrease in interest expense is a result of several loan facilities that were repaid during the first quarter of 2001, as well as significant reduction in interest rates. The average outstanding balance decreased approximately $19 million, while the weighted average interest rate on outstanding debt decreased from 8.8% for the first six months of 2000 to 7.1% for the same period in 2001.

     The Company has not traditionally hedged against its interest rate risk due to the wide spread on its receivables and the speed with which new originations occur. However, under the DG Credit Facility, the facility requires the Company to hedge within the facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains. The significant reductions in market interest rates experienced in late 2000 and continuing into 2001 result in lower interest costs on virtually all the Company's debt while its interest receivable rates are largely fixed.

COST OF TIMESHARE INTERVALS SOLD

     The cost of timeshare intervals sold for the six months ended June 30, 2001 decreased 37% to $7.0 million or 22.6% of VOI revenue, compared to $11.0 million for the six months ended June 30, 2000, or 23.6% of VOI revenue. The decline in dollar volume is a result of the reduced volume of VOIs sold during the first six month of 2001.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased 3% from $2.4 million for the first six months of 2000 to $2.3 million for the same period in 2001. The slight decrease is primarily due to $0.3 million reduction associated with debt issue.

     Goodwill amortization increased 8% to $0.8 million for the first six months of 2001 from $0.7 million for the same period in 2000. Goodwill associated with the Peppertree Acquisition is approximately $18.0 million and is being amortized over 20 years, while goodwill associated with the acquisition of Eastern Resorts is approximately $25.7 million and is being amortized over 40 years.

     Depreciation of the properties increased 44% to $0.7 million for the first six months of 2001 from $0.6 million for the same period in 2000. The increase in depreciation is a result of a larger base of depreciable assets.

SALES AND MARKETING

     Sales and marketing expense decreased 43% to $14.7 million for the six months ended June 30, 2001 from $25.9 million for the same period in 2000. The decrease in total sales and marketing dollar expense is due to the decline in VOIs sold and to the reduction in sales commissions and marketing expenses at Peppertree and other locations during the first six months of 2001.

     Sales and marketing costs for the first six months 2001 decreased to 47.8% of VOI sales revenues from 56.0% for the same period in 2000, representing a decrease from 54.7% for the year 2000. Sales and marketing costs as a percentage of VOI sales revenue in the former Peppertree resorts fell to 54.3% for the first six months of 2001, compared with 64.0% for the first six months of 2000 and the full year 2000.

RESORT MANAGEMENT

     Resort management expense for the first six months of 2001 decreased 7% to $5.7 million or 56.8% of resort operation revenue as compared $6.2 million or 61.7% of resort operation revenue for the comparable period in 2000. The decline in resort management expenses as a percentage of resort operation revenue is primarily due to personnel cost reductions.

GENERAL AND ADMINISTRATIVE

     General and administrative expense decreased 2% to $5.6 million for the first six months of 2001 from $5.7 million for the same period in 2000. General and administrative expense as a percentage of total revenue increased to 9.5% of total revenue for the first six months of 2001, compared with 7.5% of total revenue for the same period in 2000. The increase in general and administrative expense as a percentage of total revenue principally reflects the decrease in total revenue. Payroll related expenses comprise the largest segment of general and administrative expense, representing approximately 55.5% of total general and administrative expense.

PROVISION FOR INCOME TAXES

     The provision for income taxes for the six months ended June 30, 2001 increased 13% to $4.2 million from $3.7 million for the same period in 2000. The increase is attributable to the increase in pretax income during 2001 as compared to the same period in 2000. The provision for income taxes represents approximately 41.9% and 42.0% of pretax income for 2001 and 2000, respectively.

LOSS ON SALE OF ASSETS

     The Company recognized a $0.5 million loss on the sale of assets during the second quarter of 2001. The loss was incurred upon the sale of a parcel of Peppertree property of $0.5 million. This transaction reduced notes payable by approximately $1 million. The Company is continuing its efforts to sell additional surplus land.

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

     Except as set forth herein, there have not been any new developments with respect to material proceedings to which any director or officer has a material adverse interest, or any material bankruptcy, receivership, or similar proceedings with respect to the Company, except as previously disclosed in the Company's most recent 10-K filing for year ended December 31, 2000, and the Company's Form 10-Q filed May 15, 2001, for the quarterly period ended March 31, 2001.

     As previously reported, the Company has filed a complaint against C. Wayne Kinser ("Kinser"), a director and former principal owner of Peppertree, and Pioneer Hotel Corporation, the sole general partner of Great Smokies Hotel Associates, L.P. The complaint was originally filed with the Supreme Court of New York but was voluntarily withdrawn and re-filed with the Superior Court Division of the State of North Carolina. The complaint is a result of the breach, by Kinser and the additional defendants, of the November 1999 Agreement and Plan of Reorganization pursuant to which the Company purchased various Peppertree entities. The complaint sets forth multiple causes of action, including a default under a promissory note held by a wholly owned subsidiary of the Company, and guaranteed by Kinser. The complaint further alleges that Kinser defaulted upon his obligation to make payment of taxes due and owing by various Peppertree entities and incurred prior to their acquisition by the Company, and that Kinser breached his fiduciary duty to the Company, as a result of his improper inducement of the Company to make a tax payment at a time when he served as a Director of the Company. The Company's action seeks recovery of more than $3 million from Mr. Kinser. This complaint includes an additional count, asserting that defendant Kinser has further breached his fiduciary duty to the Company by refusing to honor in good faith long standing business relationships, thereby tortuously interfering with the business of the Company and its subsidiaries. The defendants have yet to file a responsive pleading to the complaint.

ITEM 2.  CHANGES IN SECURITIES.

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.  OTHER INFORMATION.

           None.

ITEM 6.  (A) EXHIBITS.

     The following exhibits are filed herewith:

     10.1 Master Loan Modification Agreement dated as of the 20th day of April, 2001, by and among Equivest Finance, Inc., ("EFI"), Resort Funding, Inc., ("RFI"), Eastern Resorts Company, LLC, ("Company"), Eastern Resorts Corporation, ("ERC"), Ocean City Coconut Malorie Resort, Inc., ("Coconut Malorie"), Bluebeard's Castle, Inc., ("Bluebeard"), Castle Acquisition, Inc., ("Castle"), Avenue Plaza LLC, ("Avenue Plaza"), and Equivest Washington, Inc., (f/k/a EFI D.C. Acquisition, Inc.) ("EFI DC") (EFI, RFI, the Company, ERC, Coconut Malorie, Bluebeard, Castle, Avenue Plaza and EFI DC shall be individually referred to as the "Borrower" and collectively referred to as the "Borrowers"), jointly and severally, and EFI, Equivest Maryland, Inc., (f/k/a EFI Maryland Acquisition, Inc.) ("Equivest Maryland"), Equivest Louisiana, Inc., (f/k/a EFI Louisiana Acquisition, Inc.) ("Equivest Louisiana") and Equivest St. Thomas, Inc., (f/k/a EFI St. Thomas Acquisition, Inc.) ("Equivest St. Thomas") (EFI, Equivest Maryland, Equivest Louisiana and Equivest St. Thomas shall be individually referred to as the "Guarantor" and collectively referred to as the "Guarantors"), jointly and severally, and Credit Suisse First Boston Mortgage Capital LLC, ("CSFB").

     (B) REPORTS ON FORM 8-K:

     The Company filed the following reports on Form 8-K during the quarter covered by this report:

(i) April 6, 2001 Form 8-K announcing record 2000 net earnings; earnings per, and revenues;

(ii) May 1, 2001 Form 8-K announcing three new directors;

(iii)May 17, 2001 Form 8-K announcing record first quarter net income and earnings per share; pretax profit margin rises 42%.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.

By:  /s/ Gerald L. Klaben, Jr.
------------------------------------
      GERALD L. KLABEN, JR.
      SENIOR VICE PRESIDENT AND CHIEF

FINANCIAL OFFICER

Dated:  August 10, 2001