Form 10-Q
period 2001-09-30
EQUIVEST FINANCE INC
filed 2001-11-14
CIK 820917

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                period ended SEPTEMBER 30, 2001

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, 28,377,870 shares of common stock of Equivest Finance, Inc. were outstanding.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I                 FINANCIAL INFORMATION
------

Item 1.                Financial Statements

                       Consolidated Condensed Financial Information:
                           Consolidated Condensed Balance Sheets - September 30, 2001 (unaudited) and
                            December 31, 2000                                                                            3
                           Unaudited Consolidated Condensed Statements of Income  - Three Months Ended
                            September 30, 2001 and 2000                                                                  4
                           Unaudited Consolidated Condensed Statements of Income  - Nine Months Ended
                            September 30, 2001 and 2000                                                                  5
                           Unaudited Consolidated Statement of Equity Accounts                                           6
                           Unaudited Consolidated Condensed Statements of Cash Flow - Nine Months Ended
                            September 30, 2001 and 2000                                                                  7
                           Notes to Consolidated Condensed Financial Statements                                          8

Item 2.                Management's Discussion and Analysis of Financial                                                16
                       Condition and Results of Operations

Item 3.                Quantitative and Qualitative Disclosures About Market Risk                                       37

PART II                OTHER INFORMATION
-------

Item 1.                Legal Proceedings                                                                                37

Item 2.                Changes in Securities and Use of Proceeds                                                        38

Item 3.                Defaults Upon Senior Securities                                                                  38

Item 4.                Submission of Matters to a Vote of Security Holders                                              38

Item 5.                Other Information                                                                                38

Item 6.                Exhibits and Reports on Form 8-K                                                                 38


SIGNATURES


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     EQUIVEST FINANCE, INC. and SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                 September 30,      December 31,
                                                                                     2001                2000
                                                                              ------------------ -------------------
                                                                                   Unaudited

ASSETS

Cash and cash equivalents                                                     $       1,949,830  $        4,805,366
Receivables, net                                                                    239,411,709         258,950,064
Inventory                                                                            87,193,759          95,577,521
Property and equipment, net                                                          21,012,845          21,580,157
Goodwill, net                                                                        42,835,050          44,109,482
Other assets                                                                         13,351,510          11,951,491
                                                                              ------------------ -------------------

TOTAL ASSETS                                                                  $     405,754,703  $      436,974,081
                                                                              ================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                             $        5,978,997   $       9,624,115
Accrued expenses and other liabilities                                               27,063,238          23,194,002
Income taxes                                                                         31,448,657          29,974,986
Notes payable                                                                       248,668,649         288,374,503
                                                                              ------------------ -------------------
TOTAL LIABILITIES                                                             $     313,159,541   $     351,167,606

CONTINGENCIES, COMMITMENTS
  AND LIQUIDITY

STOCKHOLDERS' EQUITY
Cumulative Redeemable Preferred Stock--Series 2 Class A, $3 par value; 15,000 shares authorized, 11,650 and 10,000 shares issued and outstanding at September 30, 2001 and December 31, 2000,

   respectively; $1,000 per share liquidation value                                      34,950              30,000

Common Stock, $.01 par value; 50,000,000 shares authorized; 28,377,870 and 28,089,722 shares issued and outstanding at

   September 30, 2001 and December 31, 2000, respectively                               283,778             280,897

Additional paid in capital                                                           64,202,133          62,246,553
Retained earnings                                                                    28,074,301          23,249,025
                                                                              ------------------ -------------------
TOTAL STOCKHOLDERS' EQUITY                                                           92,595,162          85,806,475
                                                                              ------------------ -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     405,754,703   $     436,974,081
                                                                              ================== ===================

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                     EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                    2001                     2000
                                                                    ----                     ----
REVENUE

    Timeshare interval sales                                   $     19,010,294          $    31,085,826
    Interest                                                          8,739,172                9,890,703
    Resort operations                                                 4,651,669                4,792,716
    Other income                                                        228,050                  482,168
                                                              ------------------       ------------------

                                                                     32,629,185               46,251,413
                                                              ------------------       ------------------

COSTS AND EXPENSES

    Interest                                                          4,134,050                6,549,431
    Cost of timeshare intervals sold                                  4,626,429                7,598,037
    Sales and marketing                                               9,978,134               16,434,290
    Resort management                                                 3,830,806                3,058,477
    Depreciation and amortization                                     1,225,853                1,194,885
    Provision for doubtful receivables                                4,264,661                2,451,371
    Loss on sale of assets                                              241,314                      -0-
    General and administrative                                        3,177,562                2,759,950
                                                              ------------------       ------------------

                                                                     31,478,809               40,046,441
                                                              ------------------       ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                              1,150,376                6,204,972

PROVISION FOR INCOME TAXES                                              525,000                2,675,000
                                                              ------------------       ------------------

NET INCOME                                                    $         625,376         $      3,529,972
                                                              ==================       ==================


Basic earnings per common share                               $            0.02         $           0.12
                                                              ==================       ==================

Diluted earnings per common share                             $            0.02         $           0.12
                                                              ==================       ==================

     See Accompanying Notes To Consolidated Condensed Financial Statements.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                               9 Months Ended September 30,
                                                               ----------------------------
                                                              2001                     2000
                                                              ----                     ----
REVENUE

    Timeshare interval sales                              $    49,708,023          $    77,400,045
    Interest                                                   27,126,058               28,676,491
    Resort operations                                          14,770,338               14,830,236
    Other income                                                  684,364                1,648,835
                                                        ------------------       ------------------

                                                               92,288,783              122,555,607
                                                        ------------------       ------------------

COSTS AND EXPENSES

    Interest                                                   14,704,361               19,144,421
    Cost of timeshare intervals sold                           11,567,619               18,551,164
    Sales and marketing                                        24,665,271               42,354,159
    Resort management                                           9,574,449                9,251,088
    Depreciation and amortization                               3,517,505                3,561,424
    Provision for doubtful receivables                          7,520,829               6,140,553
    Loss on sale of assets                                        695,954                        -
    General and administrative                                  8,817,519                8,488,224
                                                        ------------------       ------------------

                                                               81,063,507              107,491,033
                                                        ------------------       ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                       11,225,276               15,064,574

PROVISION FOR INCOME TAXES                                      4,750,000                6,400,000
                                                        ------------------       ------------------

NET INCOME                                              $       6,475,276         $      8,664,574
                                                        ==================       ==================


   Basic earnings per common share                      $            0.21         $           0.29
                                                        ==================       ==================

   Diluted earnings per common share                    $            0.21         $           0.29
                                                        ==================       ==================


     See Accompanying Notes To Consolidated Condensed Financial Statements.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF EQUITY ACCOUNTS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


                                               Redeemable

                                                Preferred                     Common          Additional
                                               Stock-Series      Common       Stock            Paid in          Retained
                                  Total         2 Class A      Stock-Shares     Amount         Capital          Earnings
                               -------------   ------------    ------------   -----------    -------------    --------------
Balances at December 31, 2000    $ 85,806,475    $    30,000      28,089,722     $ 280,897     $ 62,246,553      $ 23,249,025

Dividends on Series 2 Class A
  Preferred Stock paid with
  1,650 shares of Series 2

  Class A Preferred Stock                 ---          4,950             ---           ---        1,645,050       (1,650,000)

Exercise of stock options             313,411            ---         288,148         2,881          310,530               ---

Net Income                          6,475,276            ---             ---           ---              ---         6,475,276
                                 -------------   ------------    ------------   -----------    -------------    --------------

Balances at September 30, 2001   $ 92,595,162    $    34,950      28,377,870     $ 283,778     $ 64,202,133      $  28,074,301
                                 =============   ============    ============   ===========    =============    ==============


     See Accompanying Notes To Consolidated Condensed Financial Statements.

                    EQUIVEST FINANCE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                   2001                   2000
                                                                           ---------------------  ---------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                    $   6,475,276       $   8,664,574
   Adjustments to reconcile net income to net cash used in operating activities:
     Amortization and depreciation                                                   3,517,505           3,577,716
     Provision for doubtful receivables                                              7,520,829           6,198,559
     Changes in assets and liabilities
       Other assets                                                                 (2,952,050)         (7,061,518)
       Inventory                                                                     8,383,762          (2,918,376)
       Accounts payable and accrued expenses                                            15,381           5,082,676
       Income taxes payable                                                          1,473,671             105,253
                                                                                 -------------       -------------

                               NET CASH PROVIDED BY OPERATING ACTIVITIES            24,434,374          13,648,884

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   (Increase)/Decrease in receivables, net                                          12,472,533         (19,804,973)
   Purchase of equipment                                                               (56,589)           (201,960)
                                                                                 -------------       -------------
                               NET CASH PROVIDED BY INVESTING ACTIVITIES            12,415,944         (20,006,933)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
   Proceeds from notes payable                                                      99,732,139         185,081,232
   Payments on notes payable                                                      (139,437,993)       (184,580,246)
                                                                                 -------------       -------------
                    NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES           (39,705,854)            500,986
                                                                                 -------------       -------------

                                                      (DECREASE) IN CASH            (2,855,536)         (5,857,063)
                                                                                 -------------       -------------


Cash and Cash Equivalents at beginning of period                                     4,805,366           8,010,888
                                                                                 -------------       -------------
                              CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   1,949,830       $   2,153,825
                                                                                 =============       =============

Supplemental Cash Flow Information:
     Interest paid                                                               $  14,738,818       $  19,141,063
                                                                                 =============       =============

     Income taxes paid                                                           $   3,461,925       $   3,844,661
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
                                                                                 =============       =============


     See Accompanying Notes To Consolidated Condensed Financial Statements.

                             EQUIVEST FINANCE, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       Basis of Presentation

         The accompanying consolidated condensed interim financial statements as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto included in Equivest Finance, Inc.'s (the "Company") Form 10-K for the year ended December 31, 2000.

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

                  Buildings and improvements                5-40 years
                  Furniture and equipment                    3-7 years

         Earnings Per Share

         Pursuant to SFAS 128, a reconciliation of the numerators and the denominators of the basic and diluted per-share computation follows:


                                                                 For the Quarter Ended September 30, 2001
                                                                 ----------------------------------------

                                                                  Income                Shares       Per-Share
                                                             (Numerator)          (Denominator)         Amount
                                                             -----------          -------------         ------
    Net Income                                                 $ 625,376
    Less: Preferred Stock dividends                            (174,750)
                                                              ----------

    Basic earnings per share:
      Income available to common stockholders                    450,626             28,367,430          $0.02
                                                                                                         =====

    Effect of dilutive securities:
      Stock options                                                  --                 33,965
                                                              ----------            ----------

    Diluted earnings per share:
      Income available to common stockholders
      plus assumed conversions                                 $ 450,626             28,401,395          $0.02
                                                               =========            ===========          =====

                                                                  For the Quarter Ended September 30, 2000
                                                                  ----------------------------------------

                                                                  Income                 Shares      Per-Share
                                                             (Numerator)          (Denominator)         Amount
                                                             -----------          -------------         ------

    Net Income                                                $3,529,972
    Less: Preferred Stock dividends                            (150,000)
                                                              ----------

    Basic earnings per share:
      Income available to common stockholders                  3,379,972             28,089,722          $0.12
                                                                                                         =====

    Effect of dilutive securities:
      Stock options                                                                    256,098
                                                              ----------             ----------

    Diluted earnings per share:
      Income available to common stockholders
      plus assumed conversions                                $3,379,972             28,345,820          $0.12
                                                              ==========             ==========          =====




                                                           For the Nine Months Ended September 30, 2001
                                                           --------------------------------------------
                                                                  Income                 Shares      Per-Share
                                                             (Numerator)          (Denominator)         Amount
                                                             -----------          -------------         ------

Net Income                                                    $6,475,276
    Less: Preferred Stock dividends                            (483,000)
                                                              ----------

    Basic earnings per share:
      Income available to common stockholders                  5,992,276             28,183,684          $0.21
                                                                                                         =====

    Effect of dilutive securities:
      Stock options                                                    -               155,477
                                                              ----------             ---------

    Diluted earnings per share:
      Income available to common stockholders
      plus assumed conversions                                $5,992,276             28,339,161          $0.21
                                                              ==========            ===========          =====


                                                          For the Nine Months Ended September 30, 2000
                                                          --------------------------------------------

                                                                  Income                 Shares      Per-Share
                                                             (Numerator)          (Denominator)         Amount

    Net Income                                                $8,664,574
    Less: Preferred Stock dividends                            (450,000)
                                                              ----------

    Basic earnings per share:
      Income available to common stockholders                  8,214,574             28,089,722          $0.29
                                                                                                         =====

    Effect of dilutive securities:
      Stock options                                                                    256,098
                                                              ----------             ---------

    Diluted earnings per share:
      Income available to common stockholders
      plus assumed conversions                                $8,214,574             28,345,820          $0.29
                                                              ==========             ==========          =====

         Redeemable Preferred Stock

         In June 2001, the Board of Directors declared $1,650,000 in Series 2 Class A Preferred Stock dividends. The dividends, which represented the cumulative unpaid dividends through March 31, 2001, were paid through the issuance of 1,650 shares of Series 2 Class A Preferred Stock. At September 30, 2001, the cumulative undeclared and unpaid dividends amount to $333,000.

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

         Reclassifications

         Certain amounts for the three months and nine months ended September 30, 2000 have been reclassified to be consistent with the year 2001 classifications.

C.       Contingencies, Commitments and Liquidity

         DG Credit Facility. In January 2000, the Company, through its subsidiary EFI Funding Company, Inc., entered into a $150 million consumer loan credit facility with DG Bank Deutche Genossenschaftsbank AG ("DG Bank") as Agent for Autobahan Funding Company LLC ("DG Credit Facility"). The term of this facility is five years, and the interest rate is based on the lender's commercial paper rate plus 1.35%. The facility currently is the main facility for funding all subsidiary consumer loans and third party loans. Under the terms of the DG Credit Facility, the Company is responsible for all loan servicing, administration and processing. The Company in cooperation with DG Bank is seeking to increase the size of the total credit allowable under the DG Credit Facility, though there is no guarantee that the Company will be successful in achieving any such increases. Even if the Company does not obtain an increase in the size of the DG Credit Facility, the Company believes that the facility will be adequate to fund the Company's consumer loan portfolio for the foreseeable future. As of September 30, 2001, approximately $131.5 million was outstanding under the DG Credit Facility.

         CSFB Credit Facility. Beginning in 1997, the Company entered into several credit facilities with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), which ultimately provided more than $150 million in credit to the Company. In August 2001, CapitalSource Finance LLC ("CapitalSource") purchased the balance of the CSFB debt, which was then outstanding of $35 million, thereby extinguishing all remaining debt with CSFB. This represents payoff of the CSFB debt approximately five months before its maturity in February 2002, and completed repayment of more than $150 million of CSFB debt by the Company during the past two years.

         CapitalSource Finance LLC. In September 2001, the Company entered into new loan agreements with CapitalSource. As of September 30, 2001, the new

CapitalSource loans with an approximate balance of $24.5 million mature in August 2005, while loans with an aggregate balance of $7.0 million mature in August 2004. The Company will receive a 5% discount from the face amount of the former CSFB debt upon full repayment to CapitalSource of each individual loan, so long as no defaults occur thereunder.

         Bank of America Loan. In November 1999, the Company entered into a $20.7 million bridge loan with Bank of America, N.A. ("B of A Loan") in connection with an acquisition. This B of A Loan had an outstanding balance of $13.6 million as of September 30, 2001. The B of A Loan matures in February 2003 and is subject to certain conditions and debt covenants. These conditions include a $1 million special principal payment in November 2001 and $2.5 million in February 2002. The Company made the November 1st mandatory principal payment prior to its due date, and has already paid a significant portion of the required February 2002 payment.

         Other Indebtedness. The Company has certain additional facilities that were either undertaken or assumed in conjunction with its development activities. These facilities include traditional timeshare industry lenders as well as smaller regional or community banks. The aggregate balances of these loans as of September 30, 2001, were approximately $36.3 million. The majority of these other loans mature after the year 2001, and are repaid out of release fees on sales of VOIs.

         Beginning in September 1996, the trustee reached settlements of the claims of certain lenders against the Bennett Estate (as defined more fully under "Bankruptcy of Related Entities" in the company's 10-K filed April 2,
2001) relating to claims to certain lease collateral of the Bennett Estate. These settlements required the settling banks to make new non-callable term loans to Equivest Capital at concessionary interest rates of 0.5% to 4.0% (the "Settlement Loans"). Equivest Capital is also obligated to pay the Bennett Estate an annual arrangement fee of 3% of the unpaid principal balance of the Settlement Loans in addition to the interest paid to the banks. The Settlement Loans have a weighted average interest rate of 5.1% as of September, 2001, including the arrangement fee. The Settlement Loans are also collateralized by note receivables of the Company as to 100% of the face value of such notes. As of September 30, 2001, Equivest Capital's total outstanding balance on the Settlement Loans was approximately $16.1 million, and the weighted average remaining maturity was 20 months. In addition to these Settlement Loans, Equivest Capital also has an additional $7.0 million in loans from other community banks. In 2001, the Company began refinancing the settlement loans. Replacement loans may carry higher interest rates, and will most likely require some level of additional collateralization.

         Liquidity. At September 30, 2001, the Company's debt to equity ratio was 2.7:1 compared to 3.4:1 at September, 30, 2000. The Company is seeking to reduce its leverage further through a program of selected sale of land and other assets, as well as normal debt repayment through timeshare release fees. Aggregate notes payable decreased by $39.7 million due to net debt paydowns during the first nine months of 2001.

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

D.       Segment Information

         Financial information with respect to the financing and resort development segments in which the Company operates follows for the periods indicated:


                                                                                  Resort

                                                         Financing              Development              Total
                                                         ---------              -----------              -----
Three months ended September 30, 2001:

    Revenues from external customers                 $        8,085,598   $       24,543,587   $       32,629,185

    Intersegment revenues                                     1,108,805                  ---            1,108,805

    Segment Profit                                              882,989              846,682            1,729,671

   Reconciliation of total segment profit to consolidated income before income taxes:

   Total segment profit                                                                                 1,729,671
   Unallocated corporate expenses                                                                        (579,295)

   Consolidated income before provision for
     income taxes
                                                                                               $        1,150,376

Three months ended September 30, 2000:

    Revenues from external customers                 $       10,160,507   $       36,090,906   $       46,251,413

     Intersegment revenues                                      247,051                  ---              247,051

    Segment Profit                                            1,532,244            5,319,376            6,851,620

   Reconciliation of total segment profit to consolidated income before income taxes:

   Total segment profit                                                                                 6,851,620
   Unallocated corporate expenses                                                                        (646,648)
   Consolidated income before provision for
     income taxes
                                                                                               $        6,204,972



                                                                           Resort

                                                     Financing             Development              Total
Nine months ended Sept. 30, 2001:
   Revenues from external customers              $       26,768,184   $       65,520,599   $       92,288,783

   Intersegment revenues                                  3,266,085                   --            3,266,085

   Segment Profit                                         7,296,008            5,840,716           13,136,724

   Reconciliation of total segment profit to consolidated income before income taxes:

   Total segment profit                                                                            13,136,724
   Unallocated corporate expenses                                                                  (1,911,448)
   Consolidated income before
     provision for income taxes                                                             $      11,225,276

Nine months ended Sept. 30, 2000:
   Revenues from external customers              $       29,700,348  $        92,855,259    $     122,555,607

   Intersegment revenues                                    971,273                   --              971,273

   Segment Profit                                         5,332,566           12,017,561           17,350,127

   Reconciliation of total segment profit to consolidated income before income taxes:

   Total segment profit                                                                            17,350,127

   Unallocated corporate expenses                                                                  (2,285,553)

   Consolidated income before provision for
     income taxes                                                                           $      15,064,574



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

                      THREE MONTHS ENDED September 30, 2001

                September 30, 2001 Compared to September 30, 2000


         During the third quarter of 2001, the Company's results were substantially adversely affected by the sharp reduction in travel that followed the terrorist attacks in New York City and Washington, D.C. on September 11, 2001. Both rental occupancies and the number of tours by potential timeshare purchasers declined significantly following the attacks. Because of the sudden nature of the terrorist attacks, unlike seasonal downturns or other normal business trends, the Company did not have any advance opportunity to implement personnel or other cost reductions until after the events had taken place. Timeshare marketing costs, for example, had already been incurred in order to generate potential purchaser tours of the Company's resort properties, though a large proportion of such tours were cancelled in the weeks immediately following the attacks. The resulting drop in gross sales revenues caused sales and marketing costs as a percentage of VOI sales to increase due to these events completely beyond the Company's control. Similarly, transient rental income from hotel operations declined significantly, distorting normal occupancy and other operating statistics due in substantial part to these extraneous factors.

         The impact of these extraordinary events was sufficiently large that the Company believes that comparisons of operating statistics, revenues, expenses or profit margins between the third quarter of 2001 and the third quarter of 2000 or other prior quarters could be misleading due to the inherently dissimilar conditions between the quarter ended September 30, 2001 and any other historic quarter.

In part due to the events of September 11 and their aftermath, pretax profit margins fell from 16.9% of revenues in the six months ended June 30, 2001 to 3.5% of revenues during the third quarter of 2001, compared to 13.4% for the third quarter of 2000.

         Reflecting the factors described above, income before provision for income taxes was $1.1 million for the quarter ended September 30, 2001, compared with $6.2 million in the prior year, a decline of 82%. Net income was $0.6 million in the third quarter of 2001, compared with $3.5 million in the comparable period in 2000, a decrease of 82%. Earnings per share fully diluted were $0.02 per share in the third quarter of 2001, compared with $0.12 for the same period in 2000.

         In addition to the events of September 11, 2001, results during the quarter ended September 30, 2001 were affected by the Company's decision to increase significantly its provisions for potential consumer loan defaults in light of the overall trend in national economic conditions. During the third quarter of 2001 the Company increased total provisions for loan losses by approximately $1.9 million compared with the total provisions taken during the year earlier period. In order to generate these incremental reserves, the rate of provisioning as a percentage of current VOI sales increased during the quarter to 21.7% of VOI sales, compared with 7.9% of VOI sales during the third quarter of 2000.

         Total reserves against defaults on consumer receivables relating to purchases of VOIs in the Company's own resorts rose to $9.5 million at September 30, 2001, representing more than 580% of the total of $1.6 million of such notes that were 90 days or more in default at that date. At $9.5 million, total reserves applicable to the Company's own purchasers were approximately 137% of the target reserve level of $7.0 million suggested by the Company's "target reserve methodology", or "TRM". See "Provision for Doubtful Receivables".

         In addition to the events of September 11, 2001 and the increase in loan loss provisioning, results in the quarter ended September 30, 2001 were affected by the deferral of sales revenue relating to units under construction in Newport, R.I., which reduced reported revenue and pretax net income by $2.0 million and $0.6 million, respectively. Also, the Company incurred a one-time increase of approximately $0.8 million in cost of property management as a result of contributions to certain homeowner associations.

 VOI Sales

           VOI Sales results were adversely affected by the sharp reduction in travel that followed the terrorist attacks in New York City and Washington, D.C. on September 11, 2001. The number of tours by potential timeshare purchasers declined severely following the attacks. VOI revenues decreased 39% to $19.0 million for the third quarter of 2001, from $31.1 million for the same period in 2000 due in part to the extraordinary events and in part to the closing of five sales centers and two telemarketing centers with excessive costs in 2000.

         For the quarter ending September 30, 2001, the Company sold approximately 960 fixed-week VOIs and 618 points packages, at a combined average sales price of approximately $11,800. VOI sales revenues for third quarter of 2001 reflected a 2% increase in the average sales price of a VOI compared to the same period in 2000. The Company now owns or manages 29 timeshare resort locations with a completed inventory of approximately 25,450 VOIs. The Company operates twelve sales centers, three of which sell points in the Company's "Vacation Club", as described herein.

         The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                    For the Quarter-ended
                                                September 30,      September 30,
                                                     2001             2000
                                                     ----             ----

Timeshare intervals and points packages sold         1,578            2,725
Average Sales Price                                $11,787          $11,600
Number of VOIs in inventory at period end           25,483           27,610

         Three of the Company's sales centers sell points in the Company's Vacation Club rather than traditional timeshare weeks. Pricing policies for vacation points involve a greater range of variation due to different sizes of point's packages than prices for fixed or floating week VOIs. Sales of biennial VOIs are counted as a sale of an interval, though the customer pays a lower absolute price for his or her alternate year usage rights. Inclusion of biennial sales tends to lower the average sales price per interval, though the available number of VOIs in inventory would be much greater if used as biennials rather than as whole weeks or their equivalent in points. Based on all the foregoing factors, the stated average sales price per timeshare interval may not reflect fully the actual revenues received for each equivalent to a whole week of resort usage.

Interest Income

         Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income decreased 12% to $8.7 million for the third quarter of 2001 from $9.9 million for the third quarter of 2000. The decrease in interest income is due to lower average outstanding balances on the loan portfolio by approximately $18 million. The majority of the decrease in outstanding balances is due to a reduction to the acquisition and development loans and to a lesser degree a slight decline in third party consumer receivables. The declining interest rate environment positively affected the net interest margin, which improved from 1.2% of average earning assets for the third quarter of 2000 to 1.8% of average earning assets for the same period in 2001.

         Interest income related to the consumer loan portfolio increased to 98% of total interest income for the third quarter of 2001, compared to 93% of interest income for the same period in 2000. The increase is primarily due to lower average outstanding balances of A&D Loans. Interest on A&D Loans decreased 70% to $0.2 million for the three months ended September 30, 2001 from $0.7 million for the same period in 2000, mainly due to lower average outstanding balances.

Resort Operations

         Due to the sharp reduction in travel that followed the terrorist attacks in New York City and Washington, D.C. on September 11, 2001, resort operation revenue was significantly affected. Resort operations revenue decreased 3% from $4.8 million for the third quarter of 2000 to $4.7 million for the same period in 2001.

Other Income

         Other income decreased 53% to $0.2 million for the third quarter of 2001 as compared to $0.5 million for the same period in 2000. The decrease in other income is primarily due to a decrease in credit life proceeds and commitment fee income.

Interest Expense

         Interest expense, net of capitalized amounts, decreased 37% to $4.1 million for the third quarter of 2001 as compared to $6.5 million for the same period in 2000. The decrease in interest expense is a result of lower outstanding loan balances, as well as significant reductions in interest rates. The average outstanding balance decreased approximately $35.0 million, while the weighted average interest rate on outstanding debt decreased from 8.8% for the third quarter of 2000 to 5.9% for the third quarter of 2001.

         The Company has not traditionally hedged against its interest rate risk due to the wide spread on its receivables and the speed with which new originations occur. However, under the DG Credit Facility, the Company is required to hedge within the facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains. The significant reductions in market interest rates experienced in late 2000 and continuing into 2001 result in lower interest costs on virtually all the Company's debt while its interest receivable rates are largely fixed.

Provision For Doubtful Receivables

         In addition to the events of September 11, 2001, results during the quarter ended September 30, 2001 were affected by the Company's decision to increase significantly its rate of provisioning for potential consumer loan defaults in light of the overall trend in economic conditions. During the third quarter of 2001, the Company added approximately $1.9 million to reserves by taking additional provisions against VOI sales compared with the prior year period. In order to generate this level of new reserves, the Company increased the rate of provisioning on new VOI sales to 21.7% of VOI sales, compared with 7.9% of VOI sales during the third quarter of 2000.

         Total reserves against defaults on consumer receivables relating to purchases of VOIs in the Company's own resorts rose to $9.5 million at September 30, 2001, representing more than 580% of the total of $1.6 million of such notes that were 90 days or more in default at that date. At $9.5 million, total reserves applicable to the Company's own purchasers were approximately 137% of the target reserve level of $7.0 million suggested by the Company's "target reserve methodology", or TRM. The Company has used its TRM successfully to provide a disciplined approach to reserving for consumer loan delinquencies for several years, and the Company believes that the TRM system produces reserves that adequately provide for future losses. However, the data underlying the TRM system reflects the prior decade, and consequently does not include significant data concerning default rates during recessionary periods. Therefore, the Company chose to reduce reported pretax income by approximately $2.0 million during the third quarter to increase provision levels to reflect this uncertainty, while an additional $2.0 million in reserves were released from reserves for repaid construction loans and were added to reserves against the consumer loan portfolio. In aggregate, during the third quarter the Company added a total of approximately $4.0 million to its provisions for loan losses on notes from its VOI customers. This represents approximately the amount of write offs against reserves that would occur if the Company experienced an entire year of consumer note defaults at a rate of 125% of the average annual rate of note defaults over the past decade. The Company will actively review consumer default trends during future quarters, and expects to maintain a higher level of provisioning during coming quarters than was true during 2000 or the first half of 2001, though lower as a percent of VOI sales than during the third quarter of 2001.

           The Company's loan portfolio remains of generally high quality, as evidenced by the low level of nonperforming loans. Nonperforming loans were $2.6 million or 1.0% of total loans at September 30, 2001 as compared to $4.8 million or 1.7% of total loans for the same period in 2000. Net write-offs remained relatively constant at $3.1 million or 1.2% of average loans for the third quarter of 2000 and 2001.

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

         As part of its TRM, the Company has established a Minimum Target Reserve amount for its owned consumer loans based on the principal aging of the consumer loans. The following list sets forth the target reserve level based on the aging of any given owned consumer note receivable:

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

         As of September 30, 2001, the targeted reserve level based on the outstanding principal balance less an inventory recapture amount was $7.0 million as compared to actual reserves of $9.5 million, reflecting an actual reserve level of 137% of target. The increase in the reserve position represents an improvement from the second quarter of 2001 when the actual reserve level was $0.6 million less than the targeted reserve.

         The following table sets forth the performance of the consumer receivable portfolio at September 30, 2001:

                                               Consumer Receivable Loan Portfolio
                                                             (In Thousands)

                                          Current      30-59 days      60-89 days        90+ days           Total
                                          -------      ----------      ----------        --------           -----
Subsidiary Consumer Loans                $136,236          $4,200          $2,368          $1,629        $144,433
                                            94.4%            2.9%            1.6%            1.1%          100.0%

Third Party Loans  (1)                    $99,634          $2,846            $876            $572        $103,928
                                            95.9%            2.7%            0.8%            0.6%          100.0%

Total                                    $235,870          $7,046          $3,244          $2,201        $248,361
                                            95.0%            2.8%            1.3%            0.9%          100.0%


(1)  Includes the consumer receivables that collateralize the Hypothecation
     Loans.

         At September 30, 2001, 95.0% of the aggregate consumer receivable portfolio was current, and there were 380 notes with a principal balance of $2.2 million that were over 90 days past due. Of this amount, $1.6 million relates to the consumer receivables in the Company's resorts. During 2001, the company wrote off 1,731 consumer notes with an outstanding principal balance of $12.5 million, leading to a charge against reserves after inventory recovery of $8.9 million. Total reserves and overcollateralization of approximately $32.3 million at September 30, 2001 represented more than 1,200% coverage of the $1.6 million in total consumer receivables that were 90 days or more past due. The following table sets forth the current and historic composition of reserves and over collateralization, reserves as a proportion of total loans, and the levels of past due loans and chargebacks:

                             Loan Reserves Coverage

                             (Dollars in thousands)

                                                      As of December 31,
                                      ---------------------------------------------------       September 30,
                                             1997         1998         1999         2000             2001
                                      ---------------------------------------------------        -----------
A&D Loans past due                         $9,485       $3,435       $3,821         $376             $363
Consumer Financing past due                 1,458        1,790        2,708        4,600            2,201
Total past due loans                      $10,943       $5,225       $6,529       $4,976           $2,564

Total loans                              $136,530     $160,952     $260,090      275,082          245,621

       Total past due loans as % of
   Total loans                               8.0%         3.2%         2.5%         1.8%             1.0%

General reserves                           $2,442       $3,835      $10,073      $11,763          $10,376
Specific reserves                          17,320       18,392       18,507       17,406           15,255
Overcollateralization                       1,006        3,588        4,308        5,981            6,713
   Total reserves and
Overcollateralization (1)                 $20,768      $25,815      $32,888      $35,150          $32,344
Total reserves and
   overcollateralization as % of
   total loans                              15.2%        16.0%        12.6%        12.8%            13.2%

Chargebacks                                 6,376        5,875        5,542        5,796            4,735

   Chargebacks as % of
Consumer Financing (2)                       6.6%         5.5%         5.1%         5.4%             5.1%

------------------------
(1) Specific reserves and the overcollateralized contracts relate to specific developers, and any application of these reserves or overcollateralized contracts to defaulted loans would be done on a developer by developer basis.

(2) Chargeback percentage is based on Consumer Financing, because only these loans can be charged back.

         The following table shows changes in the Company's allowance for doubtful accounts:

                                  Consolidated
                   Changes in Allowance for Doubtful Accounts
                             (Dollars in thousands)

                                                         Year-ended December 31,
                                          ------------------------------------------------------------    September 30,
                                                  1997          1998            1999           2000             2001
                                                  ----          ----            ----            ----            ----
Allowance for doubtful accounts,
   beginning of year                          $  1,979        $  2,442        $  3,835        $ 10,073        $ 11,763
Allowance related to acquisitions                 --               793           6,639             501            --
Provision for loan losses                          925             791           2,192           9,078           7,521
Charges to allowance for doubtful
   accounts                                       (601)           (424)         (2,593)         (7,889)         (8,908)
Charges applied against specific
   developer holdbacks (1)                         139             233            --              --              --
                                                -------       ---------       ---------       ---------       ---------
Allowance for doubtful accounts, end of
   year                                       $  2,442        $  3,835        $ 10,073        $ 11,763        $ 10,376


----------------
(1) In accordance with the terms of certain agreements with developers, the Company charges certain bad debts directly against developer holdbacks, rather than against the general allowance for doubtful accounts.

Cost Of Timeshare Intervals Sold

         The cost of timeshare intervals sold for the third quarter of 2001 decreased to $4.6 million or 24.3% of VOI revenue, compared to $7.6 million for the third quarter of 2000, or 24.4% of VOI revenue. The decline in dollar volume is a result of the reduced volume of VOIs sold during the third quarter of 2001.

Sales And Marketing

         During the third quarter of 2001, the Company's sales and marketing costs were adversely affected by the extraordinary events of September 11, 2001 as described above. Timeshare marketing costs had already been incurred in order to generate potential purchaser tours of the Company's resort properties, though a significant number of such tours were cancelled in the weeks immediately following the attacks. The resulting sharp drop in gross sales revenues caused sales and marketing costs as a percentage of VOI sales to increase significantly during the final weeks of the quarter.

Sales and marketing expense decreased 39% to $10.0 million for the third quarter of 2001 from $16.4 million for the same period in 2000. The decrease in total sales and marketing dollar expense is due to the decline in VOIs sold during the quarter. Sales and marketing costs in the third quarter of 2001 decreased to 52.5% of VOI sales revenues from 52.9% for the third quarter of 2000 and 54.7% for the year 2000.

Resort Management

         Resort operation expense increased 25% to $3.8 million for the third quarter of 2001 from $3.0 million for the same period in 2000. The Company incurred a one-time increase of approximately $0.8 million in costs of property management as a result of contributions to certain homeowner associations. Rental occupancies and transient rental income from hotel operations both declined.

Depreciation And Amortization

         Depreciation and amortization increased 3% to $1.2 million for the third quarter of 2001 from $1.2 million for the third quarter of 2000. The slight increase is primarily due to $0.1 million increase associated with depreciation expense.

         Goodwill amortization remained constant at $0.4 million for the third quarter of 2001 and 2000. Goodwill associated with the Peppertree Acquisition is approximately $18.0 million and is being amortized over 20 years, while goodwill associated with the acquisition of Eastern Resorts is approximately $25.7 million and is being amortized over 40 years.

         Depreciation of the properties increased 25% to $0.4 million for the third quarter of 2001 from $0.3 million for the same period in 2000. The increase in depreciation is a result of a larger base of depreciable assets.

Loss On Sale of Assets

         The Company recognized a $0.2 million loss on the sale of an asset during the third quarter of 2001. The loss was incurred upon the sale of a parcel of Peppertree property of $4.9 million. This transaction reduced notes payable by approximately $2.5 million. The company is continuing its efforts to sell additional surplus land.

General And Administrative

         General and administrative expense increased 15% to $3.2 million for the third quarter of 2001 from $2.7 million for the same period in 2000. General and administrative expense as a percentage of total revenue increased to 9.7% of total revenue for third quarter of 2001, compared with 6.0% of total revenue for the third quarter of 2000. The following items contributed to the increase in general and administrative expense: payroll costs, travel, outside service costs, and servicing fees due to growth of the Company. General and administrative costs may continue to increase in absolute dollars as the Company invests in its management and organization infrastructure. Payroll related expense comprises the largest segment of general and administrative expense, representing approximately 49.8% of general and administrative expense during the third quarter of 2001.

Provision For Income Taxes

         The provision for income taxes for the third quarter of 2001 decreased 80% to $0.5 million from $2.7 million for the same period in 2000. The decrease is attributable to the decrease in pretax income during 2001 as compared to the same period in 2000. The provision for income taxes represents approximately 45.6% and 43.1% of pretax income for 2001 and 2000, respectively.

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

                      NINE MONTHS ENDED September 30, 2001


         During the first nine months of 2001, the Company's results included revenue and expense from the Company's subsidiary in Texas, Riverside Suites, which was acquired in the third quarter of 2000. Other than the addition of the Riverside Suites project, whose results were not material, results of the first nine months for both 2001 and 2000 include the same locations.

Net Income

         Income before provision for income taxes decreased 25% to $11.2 million for the nine months ended September 30, 2001, as compared to $15.1 million for the same period in 2000. Net income decreased 25% to $6.5 million for the nine months ended September 30, 2001 from $8.7 million for the same period in 2000. Diluted earnings per share decreased 28% to $0.21 for the nine months ended September 30, 2001 from $0.29 for same time period in 2000.

         The decrease in net income is primarily attributable to a reduction in aggregate VOI income ("VOI Income"). While profits as a percent of VOI sales revenue ("VOI sales margin") rose appreciably during the first six months of 2001 compared to 2000, aggregate VOI gross revenue fell significantly. This was primarily due to a decline in the number of tours by potential buyers. During the six months ended June 30 aggregate VOI profits were up slightly due to the rise in VOI sales margin. During the third quarter the aggregate VOI sales margin fell due to a result of the terrorist attacks on September 11, 2001, a loss on the sale of an asset, and a decrease in resort operation net margin. The reduction in VOI profits is a direct result of the reduced volume of tours by prospective purchasers, driven by managements decision in 2000 to close two telemarketing centers and five sales centers that were not cost-effective, as well as the negative impact that the events of September 11, 2001 had on the entire travel and tourism industry. Aggregate VOI income was also reduced by several million in non-cash charges to increase aggregate loan loss provisions due to overall economic uncertainty, there was also an affect from deferred sales of approximately $1.7 million pending the completion of new construction in Newport. Aggregate VOI income declined 42% to $5.9 million for the nine months ended September 20, 2001 from $10.3 million for the same period in 2000.

         Aggregate resort operations income ("Resort Income") decreased 7% to $5.2 million for the third quarter of 2001 as compared to $5.6 million for the same period in 2000, reflecting the lower demand following the terrorist's attacks on September 11, 2001, a one-time charge of $0.8 million in costs of property management as a result of contributions to certain homeowner associations. Resort management expense as a percentage of resort operation revenue increased to 64.8% for the third quarter of 2001 as compared with 62.4% for the same period in 2000. In addition to the decrease in net VOI Income and Resort Income, the Company incurred losses of $0.7 million upon the sale of parcels of Peppertree property, which reduced notes payable by $3.5 million.

         The Company's pretax income as a percent of revenues decreased to 12.2% for the first nine months of 2001 from 12.3% for the same period in 2000. During the same period, total expenses decreased 25% from $107.5 million for the nine months ending 2000 to $81.0 million for the same time period in 2001. The decline in expenses is primarily due to the decrease in variable costs (cost of timeshares sold and sales and marketing costs) associated with the reduction in VOI sales. The declining interest rate environment positively affected the net interest margin, which improved from 3.6% of average earning assets for the nine months ended September 30, 2000 to 4.8% of average earning assets for the same period in 2001.

         Total revenue decreased 25% to $92.3 million for the nine months ended September 30, 2001 as compared to $122.5 million for the same time period in 2000. The decline in revenue is due almost entirely to a reduction in VOI sales revenue, which fell $27.7 million during the first nine months of 2001 as compared to the same period in 2000. This reduction in sales revenue is primarily attributable to the closure of five former sales centers and two telemarketing centers during 2000 at the Company's Peppertree subsidiary, and the tragic events of September 11, 2001, which also resulted in lost VOI revenue. The aggregate reduction in sales revenues also reflected reduced tour volumes at non-Peppertree Resorts' sales centers, partly the result of the Company eliminating higher cost tour sources, and partly the result of slower overall economic activity. Of the total reduction in VOI sales, $20.2 million was related to former Peppertree locations and $7.5 million was related to non-Peppertree Resorts sales locations. Approximately $1.7 million of the $7.5 million decline in non-Peppertree Resorts VOI sales revenue during the first nine months of 2001 was a result of deferred sales pending the completion of new construction in Newport, a condition that did not occur during the same period in 2000.

VOI Sales

         VOI revenues decreased 36% to $49.7 million for the nine months ending September 30, 2001, from $77.4 million for the same period in 2000. Vacation ownership revenue decreased to 53.8% of total revenue for the nine months ended September 30, 2001 as compared to 63.2% for the same period in 2000 due to the decline in VOI sales revenues.

         For the nine months ended September 30, 2001, the Company sold 2,691 fixed-week VOIs and 1,355 points packages, at a combined average sales price of approximately $11,942. VOI sales revenues for nine months ended September 30, 2001, reflected a 42% decrease in the number of VOIs sold, and a 7% increase in the average sales price of a VOI compared to the same period in 2000. The Company now owns or manages 29 timeshare resort locations with a completed inventory of approximately 25,450 VOIs. The Company operates twelve sales centers, three of which sell points in the Company's "Vacation Club", as described herein.

         The following tables sets forth the number of timeshare intervals sold and the average sales price per timeshare interval:

                                                                      For the Nine months
                                                               September 30,            September 30,
                                                                     2001                      2000
                                                                     ----                      ----
Timeshare intervals and points packages sold                           4,046                   6,960
Average Sales Price                                                  $11,942                 $11,146
Number of VOIs in inventory at period end                             25,483                  27,610


Interest Income

         Interest income includes interest earned from the Company's consumer receivable portfolio and interest earned from the Company's third party loan portfolio. Interest income decreased 5% to $27.1 million for the nine months ended 2001 from $28.7 million for the same period in 2000. The slight decrease in interest income is primarily due to lower average outstanding balances on acquisition and development loans and to a lesser degree third party consumer receivables. The declining interest rate environment and debt repayment positively affected the net interest margin, which improved from 3.6% of average earning assets for the nine months ended September 30, 2000 to 4.8% of average earning assets for the same period in 2001.

         Interest income related to the consumer loan portfolio increased to 97% of total interest income for the nine months ended September 30, 2001, compared to 92% of interest income for the same period in 2000. The increase is primarily due to lower average outstanding balances of A&D Loans. Interest on A&D Loans decreased 57% to $0.9 million for the nine months ended September 30, 2001 from $2.2 million for the same period in 2000, mainly due to lower average outstanding balances. Third party A&D Loan originations declined 54% from $6.7 million for the first nine months of 2000 to $3.1 million for the same period in 2001. The decline in A&D loan originations is attributable to the continued shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying on captive originations from the sale of VOIs in the Company's own resorts.

         Net interest income improved to $12.4 million for the nine months ending September 30, 2001 from $9.5 million for the same period in 2000. The decline in earning assets is primarily centered in acquisition and development loans and third party consumer receivables. The decline in A&D loans and third party originations is primarily attributable to a shift in the Company's consumer loan growth strategy from generating receivables through new A&D lending to relying on captive originations from the sale of VOIs in the Company's own resorts.

Resort Operations

         Resort operations revenue remained constant at $14.8 million for the nine months ended September 30, 2001 and 2000. However, resort management expenses increased $0.3 million to $9.6 million for the nine months ended September 30, 2001 compared with $9.2 million in the prior year. Resort management expense as a percentage of resort operation revenue increased to 64.8% for the first nine months of 2001 as compared with 62.4% for same period in 2000.

Other Income

         Other income decreased 58% to $0.7 million for the nine months ended September 30, 2001 as compared to $1.6 million for the same period in 2000. The decrease in other income is primarily due to a decrease in credit life proceeds and commitment fee income.

Interest Expense

         Interest expense, net of capitalized amounts, decreased 23% to $14.7 million for the nine months ending September 30, 2001 as compared to $19.1 million for the same period in 2000. The decrease in interest expense is a result of several loan facilities that were repaid during the 2001, as well as significant reduction in interest rates. The average outstanding balance decreased approximately $17 million, while the weighted average interest rate on outstanding debt decreased from 8.8% for the first nine months of 2000 to 6.8% for the same period in 2001.

         The Company has not traditionally hedged against its interest rate risk due to the wide spread on its receivables and the speed with which new originations occur. However, under the DG Credit Facility, Company is required to hedge within the facility once the interest rate spread has been reduced to approximately 600 basis points. This is currently the largest financing facility that the Company maintains. The significant reductions in market interest rates experienced in late 2000 and continuing into 2001 result in lower interest costs on virtually all the Company's debt while its interest receivable rates are largely fixed.

Provision For Doubtful Receivables

         The provision for doubtful receivables increased 22% from $6.1 million for the third quarter of 2000 to $7.5 million for the same period in 2001. The Company's rate of provisioning for doubtful receivables as a percentage of timeshare sales increased from 7.9% of VOI sales during the nine months ended September 30, 2000 to 13.8% of VOI sales for the same period in 2001. Total reserves against defaults on consumer receivables relating to purchases of VOIs in the Company's own resorts rose to $9.5 million at September 30, 2001, representing more than 580% of the total of $1.6 million of such notes that were 90 days or more in default at that date. At $9.5 million, total reserves applicable to the Company's own purchasers were approximately 137% of the target reserve level of $7.0 million suggested by the Company's "target reserve methodology", or TRM. The Company has used its TRM successfully to provide a disciplined approach to reserving for consumer loan delinquencies for several years, and the Company believes that the TRM system produces reserves that adequately provide for future losses. However, the data underlying the TRM system reflects the prior decade, and consequently does not include significant data concerning default rates during recessionary periods. Therefore, the Company chose to reduce reported pretax income by approximately $2.0 million during the third quarter to increase provision levels to reflect this uncertainty, while an additional $2.0 million in reserves were released from reserves for repaid construction loans and were added to reserves against the consumer loan portfolio. In aggregate, during the third quarter the Company added a total of approximately $4.0 million to its provisions for loan losses on notes from its VOI customers. This represents approximately the amount of write-offs against reserves that would occur if the Company experienced an entire year of consumer note defaults at a rate of 125% of the average annual rate of note defaults over the past decade. The Company will actively review consumer default trends during future quarters, and expects to maintain a higher level of provisioning during coming quarters than was true during 2000 or the first half of 2001, though lower as a percent of VOI sales than during the third quarter of 2001.

         The Company's loan portfolio remains of generally high quality, as evidenced by the low level of nonperforming loans. Nonperforming loans were $2.6 million or 1.0% of total loans at September 30, 2001 as compared to $4.8 million or 1.7% of total loans for the same period in 2000. Net write-offs of $8.9 million for the nine months ended September 30, 2001 represented 3.5% of average loans, while net write-offs for the same period in 2000 were $6.5 million or 2.5% of average loans. The increase in net-write-offs is due in part to the continued write-offs of the acquired Peppertree portfolio, which represent 57% of net write-offs for the nine months ending September 2001, but also to a more accelerated write-off process that reduced 90 day past due loans significantly. Net delinquencies actually fell somewhat during the 2001 period compared to 2000 when the dollar amount of write-offs and 90 day past due loans are combined.

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

         As part of its TRM, the Company has established a minimum target reserve amount ("MTR") for its owned consumer loans based on the principal aging of the consumer loans. The following list sets forth the target reserve level based on the aging of any given owned consumer note receivable:

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

         As of September 30, 2001, the targeted reserve level based on the outstanding principal balance less an inventory recapture amount was $7.0 million as compared to actual reserves of $9.5 million, reflecting an over reserved position of $2.5 million. The increase in the reserve position represents an improvement from the second quarter of 2001 when the actual reserve level was $0.6 million less than the targeted reserve.

         The following table sets forth the performance of the consumer receivable portfolio at September 30, 2001:

                                               Consumer Receivable Loan Portfolio
                                                      (In Thousands)

                                          Current      30-59 days      60-89 days        90+ days           Total
                                          -------      ----------      ----------        --------           -----
Subsidiary Consumer Loans                $136,236          $4,200          $2,368          $1,629        $144,433
                                            94.4%            2.9%            1.6%            1.1%          100.0%
Third Party Loans  (1)                    $99,634          $2,846            $876            $572        $103,928
                                            95.9%            2.7%            0.8%            0.6%          100.0%
Total                                    $235,870          $7,046          $3,244          $2,201        $248,361
                                            95.0%            2.8%            1.3%            0.9%          100.0%

(1)  Includes the consumer receivables that collateralize the Hypothecation
     Loans.

         At September 30, 2001, 95.0% of the aggregate consumer receivable portfolio was current, and there were 380 notes with a principal balance of $2.2 million that were over 90 days past due. Of this amount, $1.6 million relates to the consumer receivables in the Company's resorts. During 2001, the company wrote off 1,761 consumer notes with an outstanding principal balance of $12.5 million, leading to a charge against reserves after inventory recovery of $8.9 million. Total reserves and overcollateralization of approximately $32.3 million at September 30, 2001, represented more than 1,200% coverage of the $1.6 million in total consumer receivables that were 90 days or more past due.

         The following table sets forth the current and historic composition of reserves and over collateralization, reserves as a proportion of total loans, and the levels of past due loans and chargebacks:

                             Loan Reserves Coverage
                            (Dollars in thousands)

                                                         As of December 31,
                                      ----------------------------------------------------------    September 30,
                                               1997          1998           1999           2000           2001
                                               ----          ----           ----           ----           ----
A&D Loans past due                           $9,485        $3,435         $3,821           $376           $363
Consumer Financing past due                   1,458         1,790          2,708          4,600          2,201
Total past due loans                        $10,943        $5,225         $6,529         $4,976         $2,564

Total loans                                $136,530      $160,952       $260,090        275,082        245,621

    Total past due loans as % of
Total loans                                    8.0%          3.2%           2.5%           1.8%           1.0%

General reserves                             $2,442        $3,835        $10,073        $11,763        $10,376
Specific reserves                            17,320        18,392         18,507         17,406         15,255
Overcollateralization                         1,006         3,588          4,308          5,981          6,713
                                              -----         -----          -----          -----          -----

      Total reserves and
   Overcollateralization (1)                $20,768       $25,815        $32,888        $35,150        $32,344
Total reserves and
   overcollateralization as % of
   total loans
                                              15.2%         16.0%          12.6%          12.8%          13.2%

Chargebacks                                   6,376         5,875          5,542          5,796          4,735

   Chargebacks as % of
Consumer Financing (2)                         6.6%          5.5%           5.1%           5.4%           5.1%
------------------------

(1) Specific reserves and the overcollateralized contracts relate to specific developers, and any application of these reserves or overcollateralized contracts to defaulted loans would be done on a developer by developer basis.

(2) Chargeback percentage is based on Consumer Financing, because only these loans can be charged back.

         The following table shows changes in the Company's allowance for doubtful accounts:

                                  Consolidated
                   Changes in Allowance for Doubtful Accounts
                             (Dollars in thousands)

                                                         Year-ended December 31,
                                          -------------------------------------------------------   September 30,
                                                1997          1998          1999        2000           2001
                                                ----          ----          ----        ----           ----
Allowance for doubtful accounts,
   beginning of year                           $1,979        $2,442        $3,835       $10,073        $11,763

Allowance related to acquisitions
                                                   --           793         6,639           501             --
Provision for loan losses                         925           791         2,192         9,078          7,521
Charges to allowance for doubtful
   accounts                                      (601)         (424)       (2,593)       (7,889)        (8,908)

Charges applied against specific
   developer holdbacks (1)
                                                  139            233            --            --            --
Allowance for doubtful accounts, end of
   year                                        $2,442         $3,835       $10,073       $11,763       $10,376

----------------
 (1) In accordance with the terms of certain agreements with developers, the Company charges certain bad debts directly against developer holdbacks, rather than against the general allowance for doubtful accounts.

Cost Of Timeshare Intervals Sold

         The cost of timeshare intervals sold for the nine months ended September 30, 2001 decreased 38% to $11.6 million or 23.3% of VOI revenue, compared to $18.5 million for the nine months ended September 30, 2000, or 24.0% of VOI revenue. The decline in dollar volume is a result of the reduced volume of VOIs sold during the first nine months of 2001.

Sales And Marketing

         Sales and marketing expense decreased 42% to $24.6 million for the nine months ended September 30, 2001 from $42.3 million for the same period in 2000. The decrease in total sales and marketing dollar expense is due to the decline in VOIs sold and to the reduction in sales commissions and marketing expenses at Peppertree and other locations during the first nine months of 2001. Sales and marketing costs for the first nine months 2001 decreased to 49.6% of VOI sales revenues from 54.7% for the same period in 2000 and for the year 2000.

Resort Management

         Resort operation expense increased 3% to $9.6 million for the nine months ended September 30, 2001 from $9.2 million for the same period in 2000. Resort operation costs for the third quarter of 2001 increased to 64.8% of resort operations from 62.4% for the same period in 2000. The Company incurred an increase of approximately $0.8 million in costs of property management as a result of contributions to certain homeowner associations.

Depreciation And Amortization

         Depreciation and amortization remained constant at $3.5 million for the first nine months of 2000 and 2001. Debt issue costs declined $0.3 million to $1.1 million for the first nine months of 2001 as compared to $1.5 million for the same period in 2000. Although debt issue costs declined, both goodwill amortization and depreciation expense increased during the first nine months of 2001.

         Goodwill amortization increased 13% to $1.2 million for the first nine months of 2001 from $1.1 million for the same period in 2000. Goodwill associated with the Peppertree Acquisition is approximately $18.0 million and is being amortized over 20 years, while goodwill associated with the acquisition of Eastern Resorts is approximately $25.7 million and is being amortized over 40 years.

         Depreciation of the properties increased 17% to $1.2 million for the first nine months of 2001 from $1.0 million for the same period in 2000. The increase in depreciation is a result of a larger base of depreciable assets.

Loss On Sale of Assets

         The Company recognized a $0.7 million loss on the sale of assets during the first nine months of 2001. The loss was incurred upon the sale of parcels of Peppertree property of $5.4 million. This transaction reduced notes payable by approximately $3.5 million. The Company is continuing its efforts to sell additional surplus land.

General And Administrative

         General and administrative expense increased 4% to $8.8 million for the first nine months of 2001 from $8.5 million for the same period in 2000. General and administrative expense as a percentage of total revenue increased to 9.6% of total revenue for the first nine months of 2001, compared with 6.9% of total revenue for the same period in 2000. The increase in general and administrative expense as a percentage of total revenue principally reflects the decrease in total revenue. Payroll related expenses comprise the largest segment of general and administrative expense, representing approximately 53.4% of total general and administrative expense.

Provision For Income Taxes

         The provision for income taxes for the nine months ended September 30, 2001 decreased 26% to $4.7 million from $6.4 million for the same period in 2000. The decrease is attributable to the decrease in pretax income during 2001 as compared to the same period in 2000. The provision for income taxes represents approximately 42.3% and 42.5% of pretax income for 2001 and 2000, respectively.

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

         Except as set forth herein, there have not been any new developments with respect to material proceedings to which any director or officer has a material adverse interest, or any material bankruptcy, receivership, or similar proceedings with respect to the Company, except as previously disclosed in the Company's most recent 10-K filing for year ended December 31, 2000, the Company's Form 10-Q filed May 15, 2001, for the quarterly period ended March 31, 2001, and the Company's Form 10-Q filed August 15, 2001, for the quarterly period ended June 30, 2001.

         As previously reported, the Company has filed a complaint against C. Wayne Kinser ("Kinser"), a director and former principal owner of Peppertree, and Pioneer Hotel Corporation, the sole general partner of Great Smokies Hotel Associates, L.P. The complaint was originally filed with the Supreme Court of New York but was voluntarily withdrawn and re-filed with the Superior Court Division of the State of North Carolina. The complaint is a result of the breach, by Kinser and the additional defendants, of the November 1999 Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Company purchased various Peppertree entities. The complaint sets forth multiple causes of action, including a default under a promissory note held by a wholly owned subsidiary of the Company, and guaranteed by Kinser. The complaint further alleges that Kinser defaulted upon his obligation to make payment of taxes due and owing by various Peppertree entities and incurred prior to their acquisition by the Company, and that Kinser breached his fiduciary duty to the Company, as a result of his improper inducement of the Company to make a tax payment at a time when he served as a Director of the Company. The Company's action seeks recovery of more than $3 million from Mr. Kinser. This complaint includes an additional count, asserting that defendant Kinser has further breached his fiduciary duty to the Company by refusing to honor in good faith long standing business relationships, thereby tortuously interfering with the business of the Company and its subsidiaries.

         On October 8, 2001 the defendants filed their response to the complaint, entitled "Motion to Dismiss, Answer and Counterclaims." Defendants' answer generally denied facts alleged in the complaint. Defendants' counterclaim contains four (4) separate counts or claims alleging: i) that the Company breached the Agreement by refusing to purchase the Holiday Inn SunSpree Resort ("Sunspree"); ii) that the Company owes Kinser an additional $350,000.00, representing a portion of the purchase price allegedly improperly applied to Peppertree's tax liabilities; iii) that the Company breached an agreement to manage the SunSpree resort; and iv) that the Company's attachment of the Sunspree in order to protect its anticipated recovery was wrongful.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  (a) Exhibits.

         The following exhibits are filed herewith:

10.1 Second Master Loan Modification Agreement entered into as of the 7th day of September, 2001, by and among Equivest FINANCE, INC., ("EFI"), EQUIVEST CAPITAL, INC. (f/k/a Resort Funding, Inc.), ("RFI"), Eastern Resorts Company, LLC, ("Company"), Eastern Resorts Corporation, ("ERC"), Ocean City Coconut Malorie Resort, Inc., ("Coconut Malorie"), Bluebeard's Castle, Inc., ("Bluebeard"), Castle Acquisition, Inc., ("Castle"), Avenue Plaza LLC, ("Avenue Plaza"), EQUIVEST WASHINGTON, INC., (f/k/a EFI D.C. Acquisition, Inc., successor to the interests of Capital City Suites, Inc.) ("EFI DC"), and EQUIVEST TEXAS, INC., ("Equivest Texas"), (EFI, RFI, the Company, ERC, Coconut Malorie, Bluebeard, Castle, Avenue Plaza, EFI DC and Equivest Texas shall be individually referred to as the "Borrower" and collectively referred to as the "Borrowers"), jointly and severally, and EFI, Equivest Maryland, Inc. (f/k/a EFI Maryland Acquisition, Inc.) ("Equivest Maryland"), Equivest Louisiana, Inc. (f/k/a EFI Louisiana Acquisition, Inc.) ("Equivest Louisiana"), and Equivest St. Thomas, Inc. (f/k/a EFI St. Thomas Acquisition, Inc.) ("Equivest St. Thomas"), (EFI, Equivest Maryland, Equivest Louisiana and Equivest St. Thomas shall be individually referred to as the "Guarantor" and collectively referred to as the "Guarantors"), jointly and severally, and CAPITALSOURCE FINANCE LLC, a Delaware limited liability company ("CapitalSource") and CAPITALSOURCE

     HOLDINGS LLC, a Delaware limited liability company ("CapitalSource Holdings").

10.2 Trust Agreement dated as of September 6, 2001, by and among CAPITALSOURCE FINANCE LLC ("CapitalSource"), EQUIVEST CAPITAL, INC. ("ECI" and in its capacity as a certificate holder hereunder, together with CapitalSource, the "Initial Certificate holders"), CS RESORTS, INC., as Owner Trustee, and THE CAPITAL TRUST COMPANY OF DELAWARE, OR DELAWARE TRUSTEE.

         (b) Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter covered by this report:

(i) August 9, 2001 Form 8-K announcing record income for second quarter and first six months; Diluted EPS Rises 25% for Second Quarter; Second Quarter Profit Margin Rises 49%;

(ii) September 25, 2001 Form 8-K announcing completion of $37 Million Construction Loan Financing to Eliminate Debt Held by CS First Boston;

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

EQUIVEST FINANCE, INC.



By:  /s/ Gerald L. Klaben, Jr.
     -------------------------
      Gerald L. Klaben, Jr
      Senior Vice President and Chief Financial Officer

Dated:  November 14, 2001